Form 10-K
period 2011-12-31
ZaZa Energy Corp
filed 2012-06-15
CIK 1528393

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35432

ZAZA ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	45-2986089 (I.R.S. Employer Identification Number)

ZaZa Energy Corporation
1301 McKinney St Suite 3000
Houston, Texas 77010

(Address of principal executive office)

Registrant's telephone number, including area code: 713-595-1900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2011 was $0. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         As of May 31, 2012, there were 101,302,468 shares of common stock, par value $0.01 per share, outstanding.

PART I

Items 1 and 2    Business and Properties

        See the "Glossary of Selected Oil and Natural Gas Terms" at the end of Item 1 for the definition of certain terms in this annual report.

        ZaZa Energy Corporation ("ZaZa") is a Delaware corporation formed for the purpose of being a holding company of both Toreador Resources Corporation, a Delaware corporation ("Toreador"), and ZaZa Energy LLC, a Texas limited liability company ("ZaZa LLC"), from and after completion of the Combination, as described below. Prior to the Combination on February 21, 2012, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In this annual report on Form 10-K, unless the context provides otherwise, "we", "our", "us" and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

        ZaZa's principal executive office is located at, 1301 McKinney Street, Suite 3000, Houston, Texas 77010 (telephone number: (713) 595-1900).

        On February 22, 2012 our common stock began trading on the NASDAQ Capital Market under the trading symbol "ZAZA".

Combination with ZaZa LLC and Toreador Resources Corporation

        On February 21, 2012, we consummated the combination (the "Combination") of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly owned subsidiary ("Merger Sub"), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the "Merger"), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the "ZaZa LLC Members"), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the "Contribution"), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the "Profits Interests Contribution"). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador have been recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

        At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the "Common Stock"), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

        Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the "Contribution

Agreement"), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes"). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the "ZaZa Founders"), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the "Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

        Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

        Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the "Senior Notes") in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP. The Notes bear interest at a rate of 8% per annum, payable quarterly. In connection with the issuance of the Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the "Warrants") representing 20.6% of the outstanding shares of our common stock at the Closing of the Combination, on a fully diluted and on an as-converted basis. The Warrants expire in five years and are exercisable at any time after the six month anniversary of the issuance date.

Subsidiaries of ZaZa Energy Corporation

ZaZa Energy, LLC

        ZaZa LLC was a privately-held independent exploration and production company focused on the exploration and development of unconventional onshore oil and gas resources in the United States of America, until February 21, 2012 when it was contributed to ZaZa as part of the Combination. ZaZa LLC was controlled by the ZaZa Founders who each beneficially owned one-third of the outstanding limited liability company interests of ZaZa LLC. ZaZa LLC's operations are concentrated in south Texas, including its largest exploration area in the core area of the Eagle Ford shale formation and in the eastern extension of the Eagle Ford/Woodbine formation, which we refer to as the "Eaglebine." As of December 31, 2011, ZaZa LLC had accumulated lease acreage through a joint venture with Hess Corporation of approximately 121,000 gross acres (approximately 12,100 net acres), and had also accumulated approximately 82,000 gross acres (approximately 60,000 net acres) in the Eaglebine formation, which acreage is not part of its joint venture. ZaZa LLC was formed in March 2009 primarily to acquire and develop unconventional oil and gas resources. ZaZa LLC has grown its existing property base by developing and exploring its acreage, purchasing new undeveloped leases, and acquiring oil and gas producing properties and drilling prospects from third parties. According to Rex

Morris, an independent consulting reservoir engineer, as of December 31, 2011, ZaZa' LLC's proved reserves were 1.63 MMBOE and its proved plus probable reserves were 2.84 MMBOE.

Toreador Resources Corporation

        Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At December 31, 2011, Toreador held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2011, Toreador's proved reserves were 5.8 MMBbls, its proved plus probable reserves were 8.8 MMBbls and its proved plus probable plus possible reserves were 13.8 MMBbls. Toreador's production for 2011 averaged approximately 854 Bbl/Day from two conventional oilfield areas in the Paris Basin—the Neocomian Complex and Charmottes fields. As of December 31, 2011, production from these oil fields represented a majority of Toreador's total revenue and substantially all of Toreador's sales and other operating revenue. We intend to maintain production from these mature assets using suitable oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

Business Relationships

Joint Ventures with Hess Corporation

        Our operations in the Eagle Ford have been conducted under Exploration and Development Agreements (Eagle Ford Shale Area, dated April 28, 2010, and Hackberry Creek Area, dated March 26, 2010, each an "EDA" and collectively, the "EDAs") and Joint Operating Agreements with Hess, which we refer to as the Hess joint venture. ZaZa LLC currently operates three of the twenty three wells under the Hess joint venture. Per the EDAs, ZaZa LLC retains a 10% working interest in all acreage acquired on behalf of the joint venture and also earns a cash bonus of 10% on all acreage acquired on behalf of the joint venture. Under the terms of the joint venture, Hess has a right to participate in all leases acquired by ZaZa LLC in the Eagle Ford. If Hess elects to participate in a lease, the lease becomes part of the joint venture and Hess pays all of the acquisition costs up to a cap, and pays all of the exploration and development costs for a specified number of approved wells on the leased acreage until production. ZaZa LLC also receives a partial reimbursement of general and administrative expenses while it is the operator of wells under the joint venture. ZaZa LLC's 10% working interest in each well in the joint venture is "carried" by Hess (Hess pays ZaZa LLC's 10% share of the expenses of each well), subject to a cap on the number of carried wells in each prospect area that is calculated by dividing the total gross leased acreage in such prospect area by 640. If, as currently expected, the joint venture's acreage is not expanded to more than the current 121,000 acres, this would equal 188 "carried" wells. Assuming an average cost of $8 million per well, the 188 wells would represent a total carry of approximately $1.51 billion ($151 million carry to ZaZa LLC). For any wells drilled above the carried number, the joint venture's costs for such wells are shared in proportion to each party's working interest.

Termination of the EDAs

        Based on public communications from Hess, it became obvious that Hess and ZaZa had different understandings about Hess's obligations under the EDAs. Correspondence and communications between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets. On June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy

France S.A.S. (formerly known as Toreador Energy France S.A.S.)("ZEF"), Hess and Hess Oil France S.A.S. ("Hess France") entered into a Heads of Agreement ("HoA") as reported on Form 8-K filed on June 11, 2012, that calls for the termination of the ongoing obligations of the parties under the EDAs and the "French Agreements" between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by the EDAs and the French Agreements. Definitive documentation is expected to be completed and executed on or before June 29, 2012.

        The HoA generally provides that the ongoing obligations of the parties under the EDAs and the French Agreements, including funding for additional leases, well carry or carry for expenses, will be terminated upon consummation of the transactions. Under the HoA and subject to the completion of definitive documentation by June 30, 2012, or such later date as may be extended pursuant to the HoA, ZaZa will receive upon consummation of the transactions outlined in the HoA:

  •
  $70 million in cash;

  •
  Approximately 60,500 additional net acres in the Eagle Ford core area; and

  •
  From five to 10 percent of any net sales proceeds in excess of $1 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013.

        Upon consummation of the transactions outlined in the HoA, ZaZa's net acreage holdings in the Eagle Ford core will increase from a total of 11,500 acres to approximately 72,000 acres. The acreage by area comprises approximately 1,970 acres in southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties). Per the HoA, ZaZa will have the rights to approximately 3,924 additional acres in the Sweet Home Prospect Area that have not been timely transferred by a third-party lease broker but for which payment of approximately $10.4 million has been made under the EDAs. While ZaZa hopes to receive all of the acreage, if ZaZa receives cash from the lease broker in lieu of the acreage, whether from a judgment, payment refund or otherwise, such cash must be split evenly with Hess.

        As part of the HoA, ZaZa also will transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the French Agreements and retain a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

        Under the HoA and subject to the completion of definitive documentation, Hess will receive:

  •
  Approximately 4,490 net acres in LaSalle, Frio, Zavala, and Dimmit Counties (the "Cotulla Prospect Area");

  •
  a 2% overriding royalty interest ("ORRI") on the Moulton Prospect Area and a 1% ORRI in the Hackberry and Sweet Home Prospect Areas; and

  •
  all rights and title to the exploration permits and pending permits in France (ZaZa retains all current production in France from its operating concessions).

        The HoA is non-binding and subject to definitive documentation. There is no guarantee that the transactions contemplated by the HoA will be completed timely or completed at all. If the definitive documentation is not completed, either party may terminate the HoA and enforce its rights under the EDAs and the French Agreements including submission of claims to arbitration.

        In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess's obligation to carry the cost of wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to

ZaZa LLC of $15 million. This $15 million was paid to ZaZa on June 8, 2012. ZaZa LLC has the right under the amendment to reinstate Hess's well-carry obligations at any time prior to September 28, 2012, so long as the Exploration and Development Agreement is still in effect, by paying Hess $15 million.

Strategy

        Upon closing of definitive documentation with Hess terminating the EDAs, ZaZa will own approximately 72,000 net acres in the Eagle Ford core and approximately 98,520 net acres in the Eaglebine. The Company's strategic objectives will consist of three key components:

  •
  Execute on our portfolio of drilling opportunities;

  •
  Expand our portfolio; and

  •
  Consolidate and integrate our operations.

Execution of ZaZa Energy Corporation's Portfolio of Drilling Opportunities

        We expect to maintain financial discipline to allow us to execute on our portfolio of drilling opportunities while seeking to maximize returns. Subject to definitive documentation reflecting the main terms of the HoA , and the availability of financing or pursuing a joint venture in the Eaglebine and/or the Eagle Ford, we intend to do the following:

  •
  We plan to apply our experienced staff to solidify our land position by acquiring additional acreage that is adjacent to, or within close proximity of, the acreage in which we hold an ownership position and/or increasing our net acreage position in acreage in which we hold an ownership position by acquiring additional interests in that acreage. We also plan to use our in-house technical skills in geoscience, drilling, and completion technology to aim to maximize returns in the Eagle Ford, the Eaglebine and the Paris Basin. Our management has specifically identified and scheduled drilling locations to plan our future multi-year drilling activities on our pro forma acreage position in the United States and France. These identified drilling locations represent a significant part of our growth strategy. Over the next twelve months, we plan to:

•
Target drilling one or more in-fill development wells in our Paris Basin concessions;

•
Drill the number of wells we estimate is necessary to hold our Eagle Ford acreage by production;

•
Start a one rig program in the Eaglebine on the acreage for which we entered into a farm-in transaction with Range Resources Corporation ("Range"); and

•
We also intend to explore ways to accelerate the drilling program (i) on our approximately 143,400 gross acres in the Eaglebine and (ii) on our approximately 77,400 pro forma gross acres in the Eagle Ford by pursuing joint ventures with third parties.

        Subject to definitive documentation reflecting the main terms of the HoA, in the case of the Paris Basin and the Eagle Ford, we no longer expect the costs of the foregoing programs to be funded, or "carried," by Hess. We expect the costs associated with the contemplated one rig programs in the Paris Basin and the Eaglebine to be between $10 million and $30 million during 2012. Our ability to implement these one rig programs will be dependent on the proceeds from the transaction contemplated by the HoA, the availability of cash flow from operations or our ability to obtain financing through borrowings, capital market transactions or agreements with joint venture partners. We can provide no assurance that we will be able to successfully obtain the necessary financing or joint venture partners for the one rig programs.

Expansion of ZaZa Energy Corporation's Pro Forma Portfolio

        Our growth strategy includes acquiring additional oil and gas properties, subject to the availability of financing and agreements with potential joint venture partners, including:

  •
  In the Eagle Ford, we intend to consolidate our pro forma acreage and acquire additional acreage, either through one or more joint ventures or as wholly-owned adjacent acreage;

  •
  In the Eaglebine, we expect to build out our position to reach over 100,000 net acres. On March 29, 2012, ZaZa LLC announced it had entered into a farm-in transaction with Range Texas Production, LLC, a subsidiary of Range Resources Corporation ("Range") to increase its position in the Eaglebine to approximately 143,400 gross acres (98,500 net acres);

  •
  In the Paris Basin, we will consider applying for new exploration acreage, farming-in and/or acquiring additional acreage; and

  •
  We will selectively evaluate and pursue emerging world-wide resource plays on an opportunity-by-opportunity basis.

        The cost of implementing the forgoing programs will depend on the extent to which acquisition or farm-in opportunities become available. However, if such opportunities do become available, the cost of pursuing them could be significant. Our ability to pursue any such opportunities that become available will be dependent on our ability to obtain financing through borrowings, capital market transactions or agreements with joint venture partners. We can provide no assurance that we will have the necessary cash available or be able to successfully obtain the necessary financing or joint venture partners to pursue any of the above opportunities.

Consolidation and Integration of ZaZa Energy Corporation's Operations

  •
  We intend to become an industry resource play aggregator by establishing footholds or acquiring acreage positions in several geographically diverse resource basins, increasing our technical capabilities, and managing its acreage portfolio through swaps, joint ventures and selective acquisitions throughout its area of operations.

  •
  We expect to integrate the organizations, procedures and operations of Toreador and ZaZa LLC, and it is expected that such integration will result in increased operational efficiencies.

ZaZa LLC

Areas of Operation

        ZaZa LLC owns producing and non-producing oil and gas properties in proven or prospective basins that are primarily located in South Texas, including its largest producing area in the Eagle Ford shale. ZaZa LLC also owns prospect acreage in the Eaglebine formation. All of ZaZa LLC's assets, including long-lived assets are located within the United States. The following is a summary of its major operating areas. This disclosure does not include any pro forma adjustments for the HoA.

Eagle Ford Shale

        For the year ended December 31, 2011, ZaZa LLC drilled 20 gross (2 net) wells in the Eagle Ford shale, all of which were successful. In 2011, ZaZa LLC's Eagle Ford operations were all conducted through the Hess joint venture.

Eaglebine Shale

        The Eaglebine is an expansion area of the Eagle Ford shale, but is also prospective for the Woodbine shale as well as other conventional sands, hence the industry term "Eaglebine." ZaZa LLC plans to drill six wells and acquire 100 square miles of 3-D seismic surveys to fully demonstrate the commercial viability of the play. Once demonstrated, ZaZa LLC plans to move into the development phase, where it may drill up to one well per month, subject to availability of capital resources to do so. The company exercised approximately $5.1 million in options on the Eaglebine leases in August of 2011, increasing its total leasehold in the Eaglebine to approximately 82,000 gross (60,000 net) acres. On March 29, 2012, ZaZa LLC announced that it had entered into a farm-in transaction with Range to increase its position in the Eaglebine to approximately 143,400 gross acres (98,500 net acres). ZaZa LLC's Eaglebine operations are wholly-owned, but ZaZa LLC intends to explore ways to accelerate the drilling program on its Eaglebine acreage by selectively partnering with others. ZaZa LLC is currently seeking a potential joint venture partner. In the event that ZaZa LLC is not able to select a suitable partner, ZaZa LLC expects to finance a portion of its Eaglebine program with cash flow from operations. If cash flow from operations is not sufficient to fund this program, ZaZa LLC would be required to seek additional financing to maintain and expand this program.

Other Onshore Domestic Plays

        As of December 31, 2011, ZaZa LLC owns non-operating working interests in four producing wells located in Gonzales County, all of which are outside the Hess joint venture. Our management intends to continue to acquire non-operating working interests in both prospective and producing wells when the opportunity arises to acquire such properties at attractive valuations. Such interests may be in wells that are considered either conventional or unconventional.

Title to Properties

        We believe ZaZa LLC believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the oil and gas industry, ZaZa LLC makes title investigations and receives title opinions of local counsel not on acquisition but only before it commences drilling operations. ZaZa LLC believes that it has satisfactory title to all of its other assets. ZaZa LLC's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. Although title to its properties is subject to encumbrances in certain cases, ZaZa LLC believes that none of these burdens will materially detract from the value of ZaZa LLC's properties or from its interest therein or will materially interfere with its use of the properties in the operation of its business.

Oil and Gas Operations

        ZaZa LLC did not produce any oil or gas prior to 2010. For the year ended December 31, 2010, ZaZa LLC was in the process of drilling its first wells in the Eagle Ford shale and, therefore, did not have significant production in that field. The only production of oil and gas during 2010 came from the four conventional wells in South Texas for which ZaZa LLC holds an approximate 2.5% non-operating working interest. ZaZa LLC did have significant production in 2011.

        The following tables present certain information with respect to its production data for the periods presented:

	For the Year Ended December 31, 2011
	Gas (Mcf)	Oil (Bbls)	Equivalents (BOE)(1)
Eagle Ford	9,551	24,829	26,421
Other Onshore	2,095	2,955	3,304

Total	11,646	27,784	29,725

	For the Year Ended December 31, 2010
	Gas (Mcf)	Oil (Bbls)	Equivalents (BOE)(1)
Eagle Ford	—	—	—
Other Onshore	4,247	4,331	5,038

Total	4,247	4,331	5,038

(1)
For additional information regarding ZaZa LLC's oil and gas production, production prices and production costs, see "ZaZa Management's Discussion & Analysis."

Capital Expenditures

        The following table summarizes information regarding ZaZa LLC's development and exploration capital expenditures for the year ended December 31, 2011 and 2010:

	For the Year Ended
	December 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Capital Expenditures
Acquisitions	$10,667	$6,436
Other corporate	1,975	831

Total capital expenditures	$12,642	$7,267

        All of ZaZa LLC's drilling costs in the Eagle Ford have been carried under its joint venture.

Productive Wells and Acreage

        The following table sets forth ZaZa LLC's interest in undeveloped acreage, developed acreage and productive wells in which it owns a working interest as of December 31, 2011. "Gross" represents the total number of acres or wells in which ZaZa LLC owns a working interest. "Net" represents its proportionate working interest resulting from its ownership in the gross acres or wells. Productive wells are wells in which ZaZa LLC has a working interest and that are capable of producing oil or gas.

					Productive Wells
	Undeveloped Acres		Developed Acres		Gross		Net
	Gross	Net	Gross	Net	Gas	Oil	Gas	Oil
Eagle Ford	120,855	12,085	740	74	1	19	0.1	1.9
Eaglebine	82,000	60,000	—	—	—	—	—	—
Other Onshore	—	—	—	—	—	4	—	0.2

Total	202,855	72,085	740	74	1	23	0.1	2.1

        The following table shows its interest in undeveloped acreage as of December 31, 2011 that is subject to expiration in 2012, 2013, 2014 and thereafter:(1)

2012		2013		2014		Thereafter
Gross	Net	Gross	Net	Gross	Net	Gross	Net
4,835	483	87,088	16,468	30,121	23,204	81,811	32,110

Drilling Activity

        The following table sets forth the number of gross exploratory and development wells ZaZa LLC drilled or in which it participated during 2010 and 2011. ZaZa LLC did not participate in the drilling of any wells in 2009. Productive wells are either producing wells or wells capable of production.

	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
For the year ended December 31, 2011	—	—	—	20	—	20
For the year ended December 31, 2010	—	—	—	5	—	5

        The following table sets forth, for 2010 and 2011, the number of net exploratory and net development wells drilled by ZaZa LLC based on its proportionate working interest in such wells.

	Net Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
For the year ended December 31, 2011	—	—	—	2.0	—	2.0
For the year ended December 31, 2010	—	—	—	0.2	—	0.2

        As of December 31, 2011, ZaZa LLC had an additional eight wells being drilled as part of its continuous development program. These wells were located in the South Texas Eagle Ford shale, where it owned a 10% working interest in each well pursuant to the Exploration and Development Agreement with Hess.

Marketing and Customers

        Since ZaZa LLC's inception, Hess has marketed to two purchasers, Shell Oil and Superior Oil Company, the crude oil produced by ZaZa LLC under the Hess joint venture pursuant to an oral agreement between Hess and ZaZa LLC. Under this oral agreement, Hess markets all of the crude oil produced by the Hess joint venture and remits payment to ZaZa LLC for its share of such sales, but does not provide detail of what percentage is sold to each of these purchasers. One hundred percent (100%) of revenue derived from crude oil sales is attributable to domestic customers and not to foreign customers. In the future, ZaZa LLC may develop sales relationships with other purchasers. If our disagreements with Hess over the Eagle Ford joint venture are not resolved amicably, we may be forced to enter into new marketing and sales agreements to replace the current Hess arrangement, which could cause fluctuations in our results of operations depending on the length of time required to find a suitable replacement. The sales prices for crude oil are tied to industry standard posted prices subject to negotiated price adjustments. The production from the four wells in Gonzales County, which are outside the Hess joint venture, is marketed by the operator, Riley-Huff Energy Group, LLC.

        Throughout its short history, ZaZa LLC has been dependent upon Hess for all of its oil sales revenue, which to date has been delivered from two purchasers, Shell Oil and Superior Oil Company. This concentration of purchasers may increase our overall exposure to credit risk, and ZaZa LLC's purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or both of ZaZa LLC's significant purchasers fails to pay or ceases to acquire its production on terms that are favorable to us, or if such purchasers decrease their demand. However, we believe ZaZa LLC's current purchasers could be replaced by other purchasers under contracts with similar terms and conditions, although a loss of this type could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and ZaZa LLC's sales and development cycle to obtain new customers is long.

        Until the third quarter of 2011, ZaZa LLC had not sold any of its gas production pending completion of gas gathering facilities. Consequently, almost all gas produced prior to that time was flared. However, we completed gathering facilities for a portion of its gas production during the third quarter of 2011 and commenced the sale of gas in the late third quarter of 2011. Since completion of the gathering facility, ZaZa LLC began selling the gas production from five wells, which accounted for approximately 94% of the gas produced as of December 31, 2011, to Texla Energy Management, Inc. We intend to gather and market the gas from additional wells if economically viable, but do not expect revenues from the sale of gas to be significant in comparison to revenues from the sale of crude oil. One hundred percent (100%) of revenue derived from gas sales is attributable to domestic customers and not foreign customers. Gas production that is not sold to Texla Energy Management is flared.

Competition

        The oil and gas industry is highly competitive, and we compete with a substantial number of other companies that have greater resources than us. Many of these companies explore for, produce and market oil and gas, carry on refining operations and market the resulting products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for development operations, locating and acquiring attractive producing oil and gas properties, and obtaining purchasers and transporters of the oil and gas it produces. There is also competition between producers of oil and gas and other industries producing alternative energy and fuel.

        Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the federal, state and local government. It is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon its future operations. Such legislation and regulations may, however, substantially increase the costs of exploring for, or the development, production or marketing of oil and gas and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Toreador Resources Corporation

Proof of Concept Program

        On October 12, 2010, ZaZa Energy France (formerly known as Toreador Energy France) ("ZEF") and Hess received approval from the French government for its first four well permit applications, as well as the necessary environmental permits. On November 20, 2010, Hess executed an agreement for the provision of drilling and related services for the initial six firm wells targeting the Liassic shale oil source rock system. The first of the four wells, which will be located on the Chateau Thierry Permit, is expected to be drilled vertically to a total depth of 3,000 meters. The primary geologic target of the well is the Liassic section, the top of which is expected to be encountered at an approximate depth of 2,300 meters. Conventional cores are expected to be taken throughout the Liassic section to evaluate reservoir and rock properties.

        By way of an accelerated legislative procedure, the French General Assembly passed a bill on May 11, 2011 to ban hydraulic fracturing of oil and gas wells in France. The French Senate passed an amended bill on June 9, 2011 that allowed hydraulic fracturing under a regulated framework of scientific experimentation. A committee of representatives from both the Senate and General Assembly recommended text for the bill on June 17, 2011 that excluded the ability to undertake hydraulic fracturing in the context of scientific experimentation. A special purpose scientific commission will present an annual report to the French legislature on whether experimental hydraulic fracturing should be allowed. This bill was passed by the Senate on June 30, 2011 and became law on July 14th, 2011. This law required all operators of the 64 currently awarded exploration licenses in France to submit, by September 13, 2011, a report on the exploration methods they intend to use in these licenses. Failure to submit would result in immediate cancellation of the relevant license. ZEF submitted all required reports in a timely fashion, stressing it will not use the now banned practice of hydraulic fracturing.

        On October 13, 2011, the French authorities published a list of cancelled exploration licenses, which did not contain any of the exploration licenses in which Toreador has a working interest. We now intend to commence our proof of concept drilling program as soon as possible. This proof of concept phase, for which the drilling has been delegated to Hess Oil France, does not require hydraulic fracturing.

        On June 8, 2012, Hess and ZaZa executed the HoA (see Business—Termination of the EDAs). If definitive documentation reflecting the terms of the HoA is executed, ZEF will no longer participate in the Proof of Concept Program. The following does not include any pro forma adjustments for the HoA.

Concessions Renewal

        The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for 93% of our existing reserves, received final French government approvals on February 1, 2011, and were published in the Journal Officiel on February 3, 2011. The renewals extend the expiry date of both concessions to January 1, 2036.

Title to Oil Properties

        Toreador does not hold title to any of its properties; it holds interests in permits or concessions granted by French governmental authorities granting us the right to explore and develop oil properties in France. Toreador currently hold interests in approximately 780,000 gross exploration acres in the Paris Basin and have publications pending for approximately 214,000 additional gross acres. Toreador's conventional exploration and production operations consist primarily of our existing producing fields. In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan. Toreador's unconventional exploration operations consist primarily of the potential exploration of the prospective shale oil play within its Paris Basin acreage position. We have ready access to existing infrastructure (pipelines) and end-markets (refineries) in the Paris Basin. The table below summarizes the acreage covered by the exploration permits and exploitation concessions that Toreador currently holds, or for which Toreador has applied. For exploration permits, under the terms of the Hess Investment Agreement, ZEF and Hess Oil France had designated an area of mutual interest within the Paris Basin (the "AMI"). If either party acquired or applied for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions. On June 8, 2012, Hess and ZaZa executed the HoA (see Business—Termination of the EDAs). If definitive documentation reflecting the terms of the HoA is executed, the AMI will cease to exist and all of the working interest held by ZEF in the Exploration Permits, the Applications and the Permits Pending publication will be transferred to Hess Oil France. For a more detailed description of each permit, concession or application, see "Permits, Concessions and Pending Applications" below.

Permit Name	Working Interest	Type	Expiration Date	Gross Acreage
Charmottes	100%	Production	October 24, 2013**	9,019
Chateaurenard	100%	Production	January 1, 2036	11,268
St. Firmin Des Bois	100%	Production	January 1, 2036	3,973
			Total Production	24,260
Aufferville	50%	Exploration	June 16, 2010**	33,112
Rigny le Ferron	50%	Exploration	February 20, 2011**	83,780
Joigny	50%	Exploration	February 20, 2011**	33,176
Mairy	25%	Exploration	August 15, 2011**	109,715
Nogent sur Seine	50%	Exploration	August 8, 2012	65,730
Leudon en Brie	50%	Exploration	August 8, 2012	26,934
Nemours	25%	Exploration	June 16, 2013	47,296
Courtenay	50%	Exploration	October 1, 2013	76,603
Chateau Thierry	50%	Exploration	October 24, 2014	192,989
Champrose	40%	Exploration	October 21, 2015	113,421
			Total Exploration	782,756
Coulommiers	—	Pending publication		45,748	***
L'Ourcq	—	Pending publication		48,683	***
Mary sur Marne	—	Pending publication		30,620	***
Nangis	—	Pending publication		23,828	***
Nanteuil	—	Pending publication		48,682	***
Valence en Brie	—	Pending publication		16,118	***
			Total Pending	213,679
Chevry / Ozoir	—	Application		97,606	****
Coole	—	Application		207,816	****
Fere-en-Tardenois	—	Application		48,646	****
Leudon extension	—	Application		12,956	****
Maisoncelles	—	Application		49,630	****
Meaux	—	Application		155,081	****
Plaisir	—	Application		32,668	****
Rozay en Brie	—	Application		35,583	****
Mailly le Camp	—	Application		48,037	****
Senonais	—	Application		33,073	****
			Total Applications	721,096
Total Exploration, Pending and Applications				1,717,531

Note: all numbers in the table are direct conversion from the surface estimates in square kilometers

**
Renewal application pending. Lack of timely renewal of Aufferville, Rigny and Joigny owing to exceptional delays relating to the revised legislative framework. Licensing authority has written comfort letters acknowledging the delay following the commencement of legal proceedings by Toreador and Hess.

***
No longer subject to competitive application but not yet formalized by publication in the Official Journal of the French Republic

****
The application award process may result in Toreador and Hess receiving less than a 100% working interest in the pending applications or only part or nothing of the acreage represented by an application

(°)
Assuming successful applications

Producing Fields

        Toreador production for 2011 was 312 MBbl, representing an average of approximately 854 BBL/D, from two areas for which we hold exploitation concessions: the Neocomian Complex and Charmottes fields (producing from the Dogger and Trias horizon). As of December 31, 2011, these fields represented 100% of our total proved reserves (5.8 MMBbls).

        All Toreador production is currently sold to Total pursuant to an agreement signed with Elf Antar in 1996, as amended. The agreement automatically renews for one-year periods unless notice of termination is given at least six months in advance. The sale price is based on the monthly-average dated Brent price over the month of production, less a discount. In 2011, sales to Total, representing all Toreador oil production revenues, totaled $33 million.

La Garenne and Prospect Inventory

        Toreador began drilling on the La Garenne well on November 12, 2009. The well confirmed a five-meter reservoir within a 50-meter oil column in the target Dogger formation. Based on our continued evaluation of the well results, we believe the well confirms a porous and hydrocarbon-bearing reservoir with a localized low-permeability area at the crest of the structure. Toreador completed production testing of the well in January 2010, and the results were inconclusive. The well flowed only limited quantities from one of its two horizons in the Dogger. Following additional technical review and discussions with our partner Hess, Toreador has identified two possible locations for the drilling of a second well on the structure, and technical discussions are ongoing.

        We intend to formulate a development plan for La Garenne following this second well.

        We expect that the vertical well Toreador drilled in 2009 will be used as a water disposal or an injection well in the development of this field.

Unconventional Exploration: Paris Basin Shale Oil

        In addition to Toreador's conventional exploration and production, we are also currently focused on exploiting Toreador's shale oil acreage in the Paris Basis pursuant to the Hess Investment Agreement and pending the result of the France Shale Study and any interim or subsequent political developments. See "Recent Developments-Operations Update-Proof of Concept Program" above.

        In accordance with the Hess Investment Agreement, Hess made a $15 million upfront payment (plus applicable VAT of $2.9 million) to ZEF on June 10, 2010. In addition, subject to government approval, ZEF has transferred 50% of its working interest in each permit to Hess. The Ministry of Industry, Energy, and Numeric Economy (Ministère de l'Industrie, de l'Energie, et de l'Énergie numérique) in France granted first-stage approval of these transfers on June 25, 2010. An application for the grant to Hess of title (together with ZEF) to the permits has also been filed with the French government and is pending. Upon such approval, Hess would become title holder and have the right to become operator of record for those exploration permits.

Fiscal Environment and Infrastructure

Fiscal Environment

        We believe that the Paris Basin presents attractive and stable fiscal terms. Mineral rights in France belong to the French State, and production of hydrocarbons occurs under a concession regime. Holders of a concession or production license must pay the French tax authorities a royalty proportional to the value of the products extracted. This royalty is paid starting from production. The royalty regime distinguishes between "old production" and "new production" and is ring-fenced by production concession. Under the current French Mining Code, the royalty payable is progressive and depends on annual production levels, with royalty rates currently ranging between 0% (below 50,000 tonnes, i.e., 970 BBL/D) and 12% (above

300,000 tonnes, i.e., 5,820 BBL/D) for "new production". "Old production" is subject to an 8% royalty (below 50,000 tonnes), increasing to 30% (above 300,000 tonnes, i.e., 5,820 BBL/D).

        Local mining taxes, or RCDM (redevance communale et départementale des mines), are also payable to the applicable administrative French county and municipality on whose territory the oil is produced. This local tax is determined by multiplying production by a unit rate, which is set each year by the Ministry of the Economy, Finances and Industry. The local mining tax is payable in arrears (tax for the production of 2010 is payable in 2012), is ring-fenced by well, and the regime distinguishes between fields entered into production before and after January 1, 1992. For the year 2011 (payable in 2013), the level of tax has been set at €17.47 per ton of oil equivalent to approximately $3.44 per BBL based on an exchange rate of 0.719, for pre-1992 production and €5.44 per ton of oil produced for post-1992 production, equivalent to approximately $1.05 per BBL based on an exchange rate of 0.719. Both the royalties and local mining taxes described above generally apply only to onshore fields; there is a reduced rate for offshore fields located less than one nautical mile from the coast (Toreador does not currently hold any permits covering offshore fields). Each of the taxes is deductible when determining the profit subject to French corporate tax. Toreador is not required to pay surface rental or fees.

Infrastructure

        The Paris Basin is conveniently located to utilize existing French infrastructure. The Grandpuits refinery operated by Total is in the heart of the Paris Basin (approximately 30 miles south of the Chateau Thierry permit). Paris Basin crude oil production is currently approximately 11,000 BBL/D (as of December 31, 2011). Our current Paris Basin oil is trucked to the Grandpuits refinery operated by Total after being stored in on-site storage tanks. There is also a major pipeline operated by Lundin Petroleum from the Villeperdue field to the Grandpuits refinery, in which there is substantial free capacity.

Permits, Concessions and Pending Applications

Exploration Permits

        Toreador holds a 50% working interest in the following exploration permits: Rigny le Ferron, Chateau Thierry, Aufferville, Courtenay, Joigny, Nogent sur Seine, Leudon en Brie; a 25% working interest in the Nemours and Mairy exploration permits; and a 40% working interest in the Champrose exploration permit.

        Under French mining law, an exploration permit ("permis exclusif de recherches") gives the holder an exclusive right to explore for hydrocarbons within the permit area. Any area, offshore and onshore, which is not covered yet by such a permit may be subject to application at any time. An application for a permit, or a renewal of a permit, is awarded by ministerial order following an administrative consultation and a submission to the regulatory authorities. An exploration permit is initially granted for a period of up to five years and may be renewed twice for up to five years each time; however, except under exceptional circumstances, the area covered by the permit is reduced by half at the first renewal and by a quarter of the remaining area at the second renewal. The permit holder may designate the areas to remain after such reduction, and in any event, the area covered by a permit may not be reduced below 175 km2. The exploration permits have minimum financial requirements, and if such obligations are not met, the permits could be subject to forfeiture. The renewal of an exploration permit is generally granted, provided the holder has met all its obligations thereunder and has agreed to certain future financial commitments at least equal to the financial commitments made during the previous permit period, pro-rated by the duration of the renewal and the area remaining. In case the ministerial decision to renew an exploration permit has not been issued before the expiry date of the permit, the permit holder is entitled to keep on exploring within the perimeter authorized by the exploration permit until an express decision is issued by the minister in charge of energy.

  •
  Rigny le Ferron

        Toreador holds a 50% working interest in, and operates, the Rigny le Ferron permit, which covers approximately 83,780 acres. The existing seismic lines representing around 1,000 km2 were reprocessed and interpreted in 2008, following which several Dogger prospects were identified and mapped. Toreador began drilling on the La Garenne well on November 12, 2009. Toreador completed production testing of the well in January 2010, and the results were inconclusive. The well flowed only limited quantities from one of its two horizons in the Dogger. We intend to formulate a development plan for La Garenne following a more detailed analysis. The Rigny le Ferron permit expired in February 2011; however Toreador filed a renewal application on this permit in August 2010, which is currently pending. Although no renewal decision has been issued before the expiry date of the Rigny le Ferron permit, under the current French Mining Code, such permit can still be operated until an express decision is issued by the minister with respect to its renewal.

  •
  Chateau Thierry

        Toreador holds a 50% working interest in, and operates, the Chateau Thierry permit, which covers approximately 192,989 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Chateau Thierry permit first period of validity expires in 2014 and the permit can be renewed for two additional periods of 5 year each until 2024.

  •
  Aufferville

        Toreador holds a 50% working interest in, and operates, the Aufferville permit, which covers approximately 33,112 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Aufferville permit second period expired in June 2010; however Toreador has filed a renewal application on this permit in 2009 for a third period of 5 year running until June 2013, which is currently pending.

  •
  Nemours

        Toreador holds a 25% working interest in the Nemours permit, which covers approximately 47,296 acres and is operated by Lundin Petroleum AB. Toreador transferred 25% of our working interest in this permit to Hess in accordance with the Hess Investment Agreement. The second period of Nemours permit expires in 2013 and a renewal application has been filed on Feb 13, 2012.

  •
  Courtenay

        Toreador holds a 50% working interest in, and operates, the Courtenay permit, which covers approximately 76,603 acres located east of the Neocomian Complex. Toreador transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Courtenay permit expires in 2013.

  •
  Joigny

        Toreador holds a 50% working interest in, and operates, the Joigny permit, which covers approximately 33,176 acres. Toreador transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. Seismic interpretation is underway on the acreage to delineate prospects in the Portlandian limestone. The Joigny permit expired in February 2011; however, Toreador filed in August 2010 a renewal application for a second period of four years, which is currently pending.

  •
  Mairy

        Toreador currently holds a 25% working interest in, and operates, the Mairy permit, which covers approximately 109,715 acres. Toreador transferred 25% of our working interest in this permit to Hess in accordance with the Hess Investment Agreement. In 2011, Toreador intended to drill one well on the Mairy permit but operations had to be delayed for. Toreador filed in February 2011 a renewal application for a second period of validity of fours year running until February 2015, which is currently pending.

  •
  Nogent sur Seine

        Toreador holds a 50% working interest in, and operates, the Nogent sur Seine permit, which covers approximately 65,730 acres. Toreador transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The first period of Nogent sur Seine permit expires in 2012 and it is the intent to ask for a second period of validity from 2012 to 2016.

  •
  Leudon en Brie

        Toreador holds a 50% working interest in, and operates, the Leudon en Brie permit, which covers approximately 26,934 acres. Toreador transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The first period of validity of Leudon en Brie permit expires in 2012 and it is the intent of the partners to ask for a second period of validity from 2012 to 2016.

  •
  Champrose

        Following first-stage approval by the government in December 2010 of farm-in agreement with Poros SAS and Hess, Toreador currently holds a 40% working interest in the Champrose permit, which covers approximately 113,421 acres. The first period of validity of Champrose permit expires in 2015.

Exploitation Concessions

        Toreador holds two exploitation concessions covering two producing oil fields in the Paris Basin: the Neocomian Complex and Charmottes fields (Dogger and Triassic). As of December 31, 2011, production from these oil fields represented almost all of Toreador's total revenue and substantially all of Toreador's sales and other operating revenue.

		At December 31, 2011
Property	Permit Expiration Year	Total Proved Reserves (MBBL)	Post- Expiration Proved Reserves (MBBL)	Percent of Proved Reserves Post- Expiration
Neocomian Fields	2036	5,427	1,883	34.70%
Charmottes Fields*	2013	344	26	7.56%

*
Reserve estimate for Charmottes field is based on an assumed renewal of the concession in 2013.

        Under French mining law, hydrocarbons may only be developed once a concession has been granted. During the exploration permit period, the permit holder has the exclusive right to obtain an exploitation concession. An exploitation concession is granted by decree, after a public enquiry, a local administrative consultation and a submission to the regulatory authorities. The decree sets forth the concession's perimeter and duration, which cannot exceed 50 years. To be awarded an exploitation concession, the applicant must, among other things, prove that it has the appropriate technical and financial capabilities to perform the operations and comply with safety and environmental regulations. An exploitation concession may be extended several times, each time for no longer than 25 years. An application for a renewal must be submitted two years before the expiration of the concession. The French government is not obligated to renew an exploitation concession, and such renewal would be subject to our satisfaction of technical and financial capability requirements.

        Holders of a concession or production license must pay the French government a royalty proportional to the value of the products extracted. This royalty generally applies only to onshore fields and is backdated when the concession is granted but paid as from the day of the first sale of the products extracted. It is deductible from the French corporate tax. Local mining taxes are also payable by the holder, and are determined by multiplying production by a unit rate, which is set each year by the regulatory authorities. These taxes also generally apply only to onshore fields; there is a reduced rate for offshore fields located less than one nautical mile from the coast (we do not currently hold any permits covering offshore fields). Mining taxes are deductible when determining profit subject to French corporate tax.

  •
  Neocomian Complex

        Toreador holds a 100% working interest in, and operates, the two concessions (Chateaurenard and St. Firmin Des Bois) covering the Neocomian Complex, which consist of a group of four smaller field units. As of December 31, 2011, the complex had 80 producing oil wells, and production was approximately 765 BBL/D. The Chateaurenard concession, which covers approximately 11,268 acres, and the St. Firmin Des Bois concession, which covers approximately 3,973 acres, were both renewed on February 1, 2011 and the renewal decrees published in the French Journal Officiel on February 3, 2011. The renewals extend the expiration date of both concessions to January 1, 2036.

  •
  Charmottes

        Toreador holds a 100% working interest in, and operates, the Charmottes concession, which consists of two oil fields at different horizons (Dogger and Triassic). As of December 31, 2011, the fields had seven producing oil wells, and production was approximately 89 Bbl/Day. The Charmottes concession, which covers approximately 9,019 acres, expires in October 2013. We filed an application for renewal of the Charmottes concession in February 2011, for an additional 25 year period until 2038.

Applications Pending Official Publication

        Below is a description of the exploration permits for which Toreador has applied that are no longer subject to competition but for which official award is pending publication of the ministerial order.

  •
  Coulommiers

        Toreador has a pending application for the Coulommiers permit, which covers approximately 45,748 acres. This is an amended surface from the original Coulommiers application made in November 2009. We are currently awaiting publication of the ministerial order granting us the permit. At granting, we will share the interest of 50% with Hess resulting in a net 25% working interest.

  •
  L'Ourcq

        Toreador filed an amended application in 2010 for the L'Ourcq permit, which covers approximately 48,683 acres. This permit is an amended surface of the original Fere-en-Tardenois application made in August 2009. We are currently awaiting publication of the ministerial order granting us the permit. At granting, we will share the interest of a 33 1/3% interest in the acreage with Hess, resulting in a net 16 2/3% working interest to us.

  •
  Mary sur Marne

        Toreador filed an application for the Mary sur Marne permit, which covers approximately 30,620 acres. This is an amended surface of the original Fere-en-Tardenois and Coulommiers applications. We are currently awaiting publication of the ministerial order granting us the permit. At granting, we will share the 100% interest with Hess, resulting in a 50% net working interest to us.

  •
  Nangis

        Toreador filed an application in January 2009 for the Nangis permit, which covers approximately 23,828 acres. We are currently awaiting publication of the ministerial order granting us the permit. At granting we will share our 100% interest with Hess having a 50% net working interest.

  •
  Nanteuil

        Toreador filed an application for the Nanteuil permit, which covers approximately 48,682 acres. This permit is an amended surface of the original Fere-en-Tardenois application made in August 2009. We are currently awaiting publication of the decree granting us the permit. At granting, we will share the 33 1/3% interest with Hess, resulting in a 16 2/3% net working interest to us.

  •
  Valence en Brie

        Toreador filed an application in January 2009 for the Valence en Brie permit, which covers approximately 16,118 acres. We are currently awaiting publication of the ministerial order granting us the permit. At granting, we will share the 50% interest with Hess resulting in a 25% net working interest to us.

Pending Applications

        Below is a description of the exploration permits for which Toreador has applied and is awaiting the results of the application process. The application award process may result in Toreador and Hess getting less than a 100% working interest in the pending applications or only part of that application depending on competition for all or part of the acreage. In case the application file is more than two years old, the application is still valid until a formal rejection is pronounced by the government. Recent jurisprudence has however cast doubt over the decree's applicability. In a decision relating to the Aufferville permit, the administrative court decided that a permit still remains valid irrespective of such 15 month period having lapsed, unless and until explicitly rejected.

  •
  Mailly le Camp

        Toreador filed in March 2012 a new "Lettre d'acceptation préalable" on this 48,037 acre area which was initially part of the Sezanne application. Toreador is waiting for the granting of this permit. At granting, Toreador will share the 100% interest with Hess resulting in a 50% net working interest to us.

  •
  Plaisir

        Toreador filed an application in September 2008 (revised in December 2008) for the Plaisir permit, which covers approximately 32,668 acres. Toreador is waiting the result of the application award process. Despite the fact that the application was filed two years ago, the application is still valid and will be examined by the government.

  •
  Fere-en-Tardenois

        Toreador filed an application in August 2009 for the Fere-en-Tardenois permit, which, following certain amendment applications reflecting revised surfaces, now covers approximately 48,646 acres. Toreador is waiting the result of the application award process.

  •
  Rozay-en-Brie

        Toreador filed an application in June 2010 for the Rozay-en-Brie permit, jointly with Hess, which covers approximately 35,583 acres. Toreador is waiting the result of the application award process.

  •
  Meaux

        Toreador filed an application in June 2010 for the Meaux permit, jointly with Hess, which covers approximately 155,081 acres. Toreador is waiting the result of the application award process.

  •
  Chevry / Ozoir

        In August 2010, Toreador, together with Hess, entered into an agreement with Poros SAS to join their application for the Chevry/Ozoir permit, which they initially filed in December 2008, and which covers approximately 97,606 acres. We are still waiting the result of the application award process.

  •
  Maisoncelles

        Toreador filed an application in August 2010 for the Maisoncelles permit, jointly with Hess, which covers approximately 49,630 acres. Toreador is waiting the result of the application award process.

  •
  Leudon extension

        Toreador filed an application in October 2010 for an extension to our existing Leudon permit, jointly with Hess, which covers approximately 12,956 acres. Toreador is waiting the result of the application award process.

  •
  Coole

        Toreador filed an application in November 2010 for the Coole permit, jointly with Hess, which covers approximately 207,816 acres. Toreador is waiting the result of the application award process.

  •
  Senonais

        Toreador filed an application in October 2011 for the Senonais permit, jointly with Hess, which covers approximately 33,073 acres representing the relinquished blocks of the Rigny permit. Toreador is awaiting the result of the application award process.

Productive Wells

        The following table shows Toreador's gross and net interests in productive oil wells as of December 31, 2011 producing or capable of production.

	Gross(1) Oil	Net(2) Oil	Total Total
France	133	133	133

(1)
"Gross" refers to wells in which Toreador has a working interest.

(2)
"Net" refers to the aggregate of Toreador's percentage working interest in gross wells before royalties, before or after payout, as appropriate.

Acreage

        The following table shows the developed and undeveloped acreage attributable to Toreador's ownership as of December 31, 2011.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
France	24,260	24,260	782,756	340,783	807,016	365,043

        Undeveloped acreage includes only those acres on which wells have not been drilled or completed to permit the production of commercial quantities of oil and natural gas regardless of whether or not the acreage contains proved reserves.

Drilling and Other Exploratory and Development Activities

        The following table shows Toreador's drilling activities on a gross and net basis for the years ended 2011, 2010 and 2009.

	For The Year Ended December 31,
	2011		2010		2009
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
FRANCE
Exploratory:
Abandoned(3)	1	1	—	—	1	1

(1)
"Gross" is the number of wells in which Toreador has a working interest.

(2)
"Net" is the aggregate obtained by multiplying each gross well by Toreador's after payout percentage working interest.

(3)
"Abandoned" means wells that were dry when drilled and were abandoned without production tubing being run.

Production, Production Prices and Costs

        The following table summarizes Toreador's oil production, net of royalties, for the periods indicated for France. It also summarizes calculations of Toreador's total average unit sales prices and unit costs.

	For The Year Ended December 31,
	2011	2010	2009
Production:
Oil (BBL)	311,556	323,073	328,416
Daily average (BBL/D)	854	885	900
Unit prices:
Average oil price ($/BBL)	$105.78	$76.67	$57.17
Unit costs ($/BOE):
Lease operating	$39.95	$35.90	$25.57
Exploration and acquisition*	6.31	0.64	—
Depreciation, depletion and amortization	19.32	13.59	16.66
Dry hole costs	—	—	—
General and administrative	66.56	46.98	11.25

Total	$132.14	$97.10	$53.48

*
Exploration and acquisition expense are net of personal, general and administrative cost of ZEF as Operator and invoiced to Hess under the Hess Investment Agreement.

Markets and Competition

        All of Toreador's production is currently sold to Total, the largest purchaser in the Paris Basin, pursuant to an agreement signed with Elf Antar in 1996, as amended. The agreement automatically renews for one-year periods unless notice of termination is given at least six months in advance. The sale price is based on the monthly-average dated Brent price over the month of production, less a discount. In 2011, sales to Total, representing all of Toreador's oil production net revenues (after French State royalty), totaled $33.0 million and represented 92%% of Toreador's total revenue and other income. In 2010 and 2009, sales to Total represented all of Toreador's oil production revenues from France, totaled (after French State royalty) $24.0 million and $19.2 million, respectively, and represented 59% and 98%, respectively, of Toreador's total revenues and other income. This production is shipped by truck to the nearby Total Grandpuits refinery.

        The oil industry is highly competitive. Toreador encounters strong competition from other independent operators and from major oil companies in acquiring exploration permits and exploitation concessions, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may secure desirable permits and concessions, and they may pay more to evaluate, bid for and purchase a greater number of permits and concessions or prospects than our financial or personnel resources permit us to do.

        Toreador is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, Toreador is not presently experiencing any shortages and do not foresee any such shortages in the near future; however, we are unable to predict how long current market conditions will continue.

        Competition for attractive oil permits and concessions and drilling rights is also strong, and we can give no assurance Toreador will be able to compete satisfactorily in acquiring these permits and concessions. Since many major oil companies have publicly indicated their decision to focus on non-U.S. activities, we cannot ensure Toreador will be successful in acquiring any such permits and concessions.

Repatriation of Earnings

        Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from France. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

Segment Reporting

        See Note 20 in the Notes to Consolidated Financial Statements for Toreador Resources Corporation for information about oil producing activities and operating segments.

Summary of Oil and Natural Gas Reserves as of December 31, 2011 and 2010

ZaZa LLC

        The following table sets forth information about ZaZa LLC's estimated net proved reserves, probable reserves and possible reserves at December 31, 2011 for our properties in the Eagle Ford. Rex Morris, an independent petroleum reservoir engineer, audited our proved developed reserves, proved undeveloped reserves, probable reserves, possible reserves and discounted present value (pretax) as of December 31, 2011. ZaZa LLC did not have material proved reserves at December 31, 2010. We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, "Extractive Activities-Oil and Gas." No reserve reports have been provided to any governmental agencies.

	December 31, 2011
	(MBbl)	(MMcf)	(MBOE)
Proved developed	442.6	1,433.3	681.5
Proved undeveloped	501.8	2,696.4	951.2

Total Proved(1)	944.4	4,129.7	1,632.7

Probable	2,860.8	7,221.4	1,203.6

(1)
Does not include any pro forma adjustments for the HOA with Hess.

        Our proved reserves at December 31, 2011 were 1.63 MMBOE. All of our proved reserves are located in the Eagle Ford Shale located in South Texas.

Proved Reserves Disclosures

        Recent SEC Rule-Making Activity.    In December 2008, the Securities and Exchange Commission ("SEC") announced that it had adopted amendments designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements include the following:

  •
  replacement of the year-end price with the average prices over 12 months to calculate reserve estimates;

  •
  inclusion of oil and gas extracted from non-traditional sources in reserve estimates;

  •
  permitted use of new technologies that meet the definition of "reliable" to determine oil and gas reserves and requirement to disclose which technologies the registrant used to determine reserves;

  •
  required disclosure of reserves by specific geographic area;

  •
  permitted disclosure of both probable and possible reserves, as defined, in addition to required disclosure of proved reserves;

  •
  requirement to include reports and related consents from third parties who prepare, audit, or perform a process review of the registrant's reserves estimates if the registrant discloses the involvement of third parties for such purposes.

        ZaZa LLC adopted these rules in 2011.

Probable and Possible Reserves

        Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

        Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

Internal Controls Over Reserves Estimates

        Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Responsibility for compliance in reserves bookings is delegated to a qualified petroleum engineer in our Houston office under the supervision of our Chief Executive Officer. The petroleum engineer prepares all reserves estimates for our two producing assets. Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history. Other types of data used include 2D seismic recently reprocessed and calibrated to available well control. The tools used to interpret the data included reservoir modeling and simulation, Decline Curve Analyses and data analysis packages. The preliminary reserves assessment was prepared by our petroleum engineer who left the employ of the company early in the fourth quarter of the year after a three-month handover. The final reserves analysis was updated and reviewed by our Engineering Manager who is a petroleum engineer and has had the opportunity to assess the work and concurs with the approach and the results obtained by his predecessor. Our Engineering Consultant holds a degree in mathematics and has over 42 years of experience in various petroleum industry roles including several years of combined experience in reservoir engineering and reserves evaluation, all focused mainly in both on and offshore United States. He has been a member of the Society of Petroleum Engineers (SPE) for more than 35 years. We engage a third-party petroleum consulting firm (Rex Morris) to audit all of our reserves. See "Third-Party Reserves Audit" below.

Third-Party Reserves Audit

        The reserves audit of ZaZa LLC for the year ended December 31, 2011 was performed by Rex Morris a Consulting Reservoir Engineer. Mr. Morris has over 30 years' experience as a practicing petroleum engineer specializing in reservoir modeling and economics. He earned a Bachelor's of Science in Natural Gas Engineering from Texas A&I University and is a member in good standing in the Society of Petroleum Engineers.

        Rex Morris determined that our estimates of reserves for ZaZa LLC conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the recently amended Rule 4-10(a) of Regulation S-X. Rex Morris issued an unqualified audit opinion on our proved reserves at December 31, 2011, based upon his evaluation. The opinion concluded that our estimates of proved, probable and possible reserves were, in aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles. The report is attached to this Annual Report on Form 10-K as Exhibit 23.1.

Proved Undeveloped Reserves

        As of December 31, 2011, our proved undeveloped reserves ("PUDs") totaled 501.8 Mbbl of crude oil and 2,696.4 Mmcf of natural gas, all of which were associated with the Eagle Ford field. As of December 31, 2011, PUDs represented approximately 58% of our total proved reserves. We currently estimate that future development costs relating to the development of these PUDs are projected to be approximately $2.3 million, $1.8 million and $3.3 million in 2012, 2013 and 2014, respectively.

Toreador Resources Corporation

        The following table sets forth information about Toreador's estimated net proved reserves, probable reserves and possible reserves at December 31, 2011 and 2010 for our properties in France. Gaffney, Cline & Associates Ltd, an independent petroleum engineering firm in the United Kingdom ("GCA"), audited our proved developed reserves, proved undeveloped reserves, probable reserves, possible reserves and discounted present value (pretax) as of December 31, 2011 and 2010. We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, "Extractive Activities-Oil and Gas." No reserve reports have been provided to any governmental agencies.

	December 31,
	2011	2010
	(MBbl)	(MBbl)
Proved developed	5,344	5,111
Proved undeveloped	427	412
Total Proved	5,771	5,523
Probable	3,047	3,562
Possible	4,944	4,816

        Toreador's proved reserves at December 31, 2011 were 5.8 MMBbls. All of our proved reserves are located in the Paris Basin, France. The Neocomian Complex, one of our two producing assets, accounted for 94.04% of our proved reserves. The increase of our proved reserves from 5.5 MMBbls in 2010 to 5.8 MMBbls in 2011 can be explained primarily by an increase in oil prices used to calculate the reserves in 2010 and 2011 ($79.35 and $108.72 per Bbl, respectively).

Proved Reserves Disclosures

        In December 2008, the Securities and Exchange Commission ("SEC") announced that it had adopted amendments designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements include the following:

  •
  replacement of the year-end price with the average prices over 12 months to calculate reserve estimates;

  •
  inclusion of oil and gas extracted from non-traditional sources in reserve estimates;

  •
  permitted use of new technologies that meet the definition of "reliable" to determine oil and gas reserves and requirement to disclose which technologies the registrant used to determine reserves;

  •
  required disclosure of reserves by specific geographic area;

  •
  permitted disclosure of both probable and possible reserves, as defined, in addition to required disclosure of proved reserves;

  •
  requirement to include reports and related consents from third parties who prepare, audit, or perform a process review of the registrant's reserves estimates if the registrant discloses the involvement of third parties for such purposes.

        We adopted these rules effective December 31, 2009 which was the first time we requested GCA to provide us with a third-party opinion on our two producing assets, the Charmottes field and the Neocomian Complex (see "Third-Party Reserves Audit" below for further detail).

Probable and Possible Reserves

        Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

        Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

Internal Controls Over Reserves Estimates

        Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Responsibility for compliance in reserves bookings is delegated to the Engineering Manager in our Paris office who reports to the Country Manager for France and our Chief Executive Officer. The Engineering Manager and his team prepare all reserves assessments for our two producing assets. Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history. Other types of data used include 2D seismic recently reprocessed and calibrated to available well control. The tools used to interpret the data included Decline Curve Analyses and data analysis packages. Our Engineering Manager is a qualified petroleum engineer, holding a degree in chemical engineering and with over 30 years of experience in various petroleum industry roles including several years of combined experience in reservoir engineering and reserves evaluation, all focused mainly on the Western Canadian and Williston basins of North America and with minor exposure to other basins. He is a licensed Professional Engineer in the Province of Alberta, Canada which qualifications are recognized by La Commission des Titres d'Ingénieurs of France and has been a member of the Society of Petroleum Engineers (SPE) for more than 25 years. We engage a third-party petroleum consulting firm (GCA) to audit all of our reserves. See "Third-Party Reserves Audit" below.

Third-Party Reserves Audit

        The reserves audit of Toreador for the year ending December 31, 2011 was performed by Gaffney, Cline & Associates ("GCA"), a leading international petroleum engineering consultancy.

        GCA noted in its report that the concession that covers the Charmottes field expires in 2013. Under French law, exploitation concessions can generally be renewed for periods of up to 25 years. Although the French government has no obligation to renew the exploitation concessions, renewals have been generally granted as long as the operator demonstrates continued financial and technical capabilities to operate under such concessions. Toreador applied for a renewal of the concession covering the Charmottes field in February 2011 for a 25 year additional period. GCA has assumed for purposes of its report that the renewal will be granted and that the economic terms of the concessions will not be altered on renewal. Renewal of the concessions covering the Neocomian Complex was granted on February 1, 2011, and effective as of January 1, 2011. The renewal decrees extended the validity period of the concessions covering the Neocomian Complex to January 1, 2036.

        GCA determined that our estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the recently amended Rule 4-10(a) of Regulation S-X. GCA issued an unqualified audit opinion on our proved reserves at December 31, 2011, based upon its evaluation. The GCA opinion concluded that our estimates of proved, probable and possible reserves were, in aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles. GCA's report is attached to this Annual Report on Form 10-K as an exhibit.

        Under the SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have proved effective by actual comparison of production from projects in the same reservoir interval, an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

        In order to establish reasonable certainty with respect to our estimated proved reserves, our reservoir engineers and Gaffney, Cline & Associates employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, production and injection data, electrical logs, radioactivity logs, acoustic logs, downhole pressure measurements, geologic maps, well test data, field operating cost history and published regulatory data. Reserves attributable to undeveloped locations were estimated using performance from analogous wells with similar geologic depositional environments, rock quality, appraisal plans and development plans to assess the estimated ultimate recoverable reserves as a function of the original oil in place. These qualitative measures are benchmarked and validated against sound petroleum reservoir engineering principles and equations to estimate the ultimate recoverable reserves volume. These techniques include, but are not limited to, decline curve analysis and material balance.

        The technical personnel at GCA responsible for overseeing the audit of our reserves estimate are Brian Rhodes and Chris Freeman. Mr. Rhodes holds a B.Sc (Hons) Geology, is a member of the Energy Institute, the Petroleum Exploration Society of Great Britain, the Society of Petroleum Engineers and the European Association of Geoscientists and Engineers, and has more than 30 years industry experience. Dr. Freeman has nearly 30 years of Industry experience, holds a B.Sc. (Hons) Physics from Lancaster University, a Ph.D. from the University of Cambridge, an MBA from Cass Business School in London, he has been a member of the Society of Petroleum Engineers (SPE) for over 25 years, and is a member of the Petroleum Exploration Society of Great Britain, and the Energy Institute.

Proved Undeveloped Reserves

        As of December 31, 2011, our proved undeveloped reserves ("PUDs") totaled 427 MBBL of crude oil, all of which were associated with the Neocomian field. As of December 31, 2011, PUDs represented approximately 7.4% of our total proved reserves. We currently estimate that future development costs relating to the development of these PUDs are projected to be approximately $2.5 million in 2013. In 2011 the preparation of the application package for authorization of a drilling program was initiated to, in part, develop the PUDs.

Government Regulation

        The oil and gas industry is subject to extensive laws that are subject to change. These laws have a significant impact on oil and gas exploration, production and marketing activities and increase the cost of doing business, and consequently, affect profitability. Some of the legislation and regulation affecting the oil and gas industry carry significant penalties for failure to comply. While there can be no assurance that it will not incur fines or penalties, we believe we are currently in material compliance with the applicable federal, state and local laws. Because enactment of new laws affecting the oil and gas business is common and because existing laws are often amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. We do not expect that any of these laws would affect us in a materially different manner than any other similarly sized oil and gas company. The following are significant types of legislation affecting our business

United States Regulation

        Exploration and Production Regulation.    Oil and gas production is regulated under a wide range of federal, state and local statutes, rules, orders and regulations, including laws related to the location, drilling and casing of wells; well production limitations; spill prevention plans; surface use and restoration; platform, facility and equipment removal; the calculation and disbursement of royalties; the plugging and abandonment of wells; bonding; permits for drilling operations; and production, severance and ad valorem taxes. The availability of a ready market for oil, gas and natural gas liquids production depends upon numerous factors beyond our control. These factors include regulation of natural gas, crude oil and natural gas liquids production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of oil, gas and natural gas liquids available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available gas pipeline in the areas in which ZaZa LLC may conduct operations. State and federal regulations generally are intended to prevent waste of oil, gas and natural gas liquids, protect rights to produce oil, gas and natural gas liquids between owners in a common reservoir, control the amount of oil, gas and natural gas liquids produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.

        The following discussion summarizes the regulation of the United States oil and gas industry. We believe that ZaZa LLC is in substantial compliance with the various statutes, rules, regulations and governmental orders to which its operations may be subject, although there can be no assurance that this is or will remain the case. Moreover, such statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and there can be no assurance that such changes or reinterpretations will not materially adversely affect its results of operations and financial condition.

        The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which ZaZa LLC's operations may be subject.

        Regulation of Gas, Oil and Natural Gas Liquids Exploration and Production.    ZaZa LLC's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. ZaZa LLC's operations are also subject to various conservation laws and regulations. These include the unitization or pooling of oil and gas properties, the regulation of the size of drilling and spacing or proration units and the density of wells that may be drilled in gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project, if the operator owns less than 100% of the leasehold. In addition, state conservation laws, which establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil, gas and natural gas liquids ZaZa LLC may produce from its wells and may limit the number of wells or the locations at which it may drill. The regulatory burden on the oil and gas industry increases its costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

        Regulation of Sales and Transportation of Natural Gas.    Federal legislation and regulatory controls have historically affected the price of natural gas produced by ZaZa LLC and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938, or "NGA," the Federal Energy Regulatory Commission, or the "FERC," regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act, or the "Decontrol Act," deregulated natural gas prices for all "first sales" of natural gas, including all sales by ZaZa LLC of its own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. However, the Decontrol Act did not affect the FERC's jurisdiction over natural gas transportation.

        Under the provisions of the Energy Policy Act of 2005, or the "2005 Act," the NGA has been amended to prohibit market manipulation by any person, including marketers, in connection with the purchase or sale of natural gas, and the FERC has issued regulations to implement this prohibition. The Commodity Futures Trading Commission, or the "CFTC," also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that it undertakes, we are thus required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation.

        Under the 2005 Act, the FERC has also established regulations that are intended to increase natural gas pricing transparency through, among other things, new reporting requirements and expanded dissemination of information about the availability and prices of gas sold. To the extent that we enter into transportation contracts with interstate pipelines that are subject to FERC regulation, it is subject to FERC requirements related to use of such interstate capacity. Any failure on our part to comply with the FERC's regulations or an interstate pipeline's tariff could result in the imposition of civil and criminal penalties.

        ZaZa LLC's natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the Congressional passage of the Natural Gas Policy Act of 1978, or the "NGPA," the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of Order No. 436, issued in October 1985, the FERC has implemented a series of major restructuring orders that have required pipelines, among other things, to perform "open access" transportation of gas for others, "unbundle" their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on its activities. We do not believe that it will be affected by any such new or different regulations materially differently than any other seller of natural gas with which it competes.

        In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or "lighter handed" regulation, and the promotion of competition in the gas industry. There are other legislative proposals regularly pending in the federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict which proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, we cannot predict whether or to what extent that trend will continue, or what the ultimate effect will be on its sales of gas.

        Oil Price Controls and Transportation Rates.    Sales prices of crude oil, condensate and gas liquids by ZaZa LLC are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission, or the "FTC," prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of up to $1 million per day per violation. Our sales of these commodities and any related hedging activities it may undertake from time to time are also subject to CFTC oversight as discussed above.

        The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. The FERC's regulation of crude oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. We are not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with crude oil production from its crude oil producing operations.

United States Environmental Regulation

        The Comprehensive Environmental Response, Compensation and Liability Act, also known as "CERCLA" or the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These potentially responsible persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Even though the so called "petroleum exclusion" under CERCLA covers much of the waste by ZaZa LLC, some materials generated in the course of its operations may be regulated as hazardous substances.

        ZaZa LLC generates wastes that may be subject to the federal Resource Conservation and Recovery Act, or "RCRA," and comparable state statutes. The United States Environmental Protection Agency, or the "EPA," and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by ZaZa's oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

        We currently own or lease numerous properties that for many years have been used for the exploration and production of oil and gas. Although we believe that we have used good operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws as well as state laws governing the management of crude oil and natural gas wastes. Under such laws, which may impose strict, joint and several liability, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

        ZaZa LLC's operations may be subject to the Clean Air Act, or the "CAA," and comparable state and local requirements. Amendments to the CAA adopted in 1990 contain provisions that have resulted in the gradual imposition of pollution control requirements with respect to air emissions from ZaZa LLC's operations. The EPA and states have developed, and continue to develop, regulations to implement these requirements. On April 17, 2012, the EPA issued new emissions standards that will reduce VOC emissions from oil and gas exploration and production operations. The rules specifically cover air emissions from hydraulic fracturing operations and require a 95% reduction in VOCs emitted during construction or modification of hydraulically-fractured wells. Hydraulically fractured gas wells must comply with reduced emission completion (REC) techniques by January 1, 2015. The Texas Commission on Environmental Quality recently passed rules that tighten requirements associated with air emissions from oil and gas operations in the Barnett Shale. These requirements may be extended to other areas of the state sometime in the future. While we may be required to incur capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing air emission-related issues, it does not believe that its operations will be materially adversely affected by any such requirements.

        The Federal Water Pollution Control Act, or the "Clean Water Act," the Oil Pollution Act, or the "OPA," and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

        The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. Noncompliance with the CAA and the OPA may result in varying civil and criminal penalties and liabilities.

        We are also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or the "OSHA," and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in ZaZa LLC's operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

        Climate Change.    Some scientists have concluded that increasing concentrations of greenhouse gases, or "GHG," in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have in adverse effect on our assets and operations.

        In addition, current and future regulatory initiatives directed at climate change may increase our operating costs and may, in the future, reduce the demand for some of its produced materials. The United States Congress has considered, and may in the future consider, legislation on climate change. In substance, most legislative proposals contain a "cap and trade" approach to GHG regulation. Under such an approach, companies would be required to hold sufficient emission allowances to cover their GHG emissions. Over time, the total number of allowances would be reduced or expire, thereby relying on market-based incentives to allocate investment in emission reductions across the economy. As the number of available allowances declines, the cost would presumably increase. In addition to the prospect of federal legislation, several states have adopted or are in the process of adopting GHG reporting or cap-and-trade programs. Therefore, while the outcome of the federal and state legislative processes is currently uncertain, if such an approach were adopted (either by domestic legislation, international treaty obligation or domestic regulation), we would expect our operating costs to significantly increase as it buys additional allowances or embarks on emission reduction programs.

        Even without further federal legislation, the EPA has begun to regulate GHG emissions. In December 2009, the EPA released an Endangerment and Cause or Contribute Findings for Greenhouse Gases, which became effective in January 2010. This regulatory finding sets the foundation for EPA GHG regulation under the CAA. The EPA promulgated a new GHG reporting rule, which became effective in December 2009, and which requires facilities that emit more than 25,000 tons per year of carbon dioxide-equivalent emissions to prepare and file certain emission reports. On November 8, 2010, the EPA adopted rules expanding the industries subject to GHG reporting to include certain petroleum and gas facilities. These rules require data collection beginning in 2011 and reporting beginning in 2012. Some of ZaZa LLC's facilities are subject to these rules.

        In addition to the GHG reporting requirements, the EPA recently adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and that regulate emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration, or "PSD," and Title V permitting programs, pursuant to which these permitting programs have been "tailored" to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources subject to permitting first. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing or requiring state environmental agencies to implement the rules. Our current operations do not require PSD or Title V air permits and are not affected by the tailoring rule, but the rule may affect ZaZa in the future as its operations grow. Finally, the EPA is considering additional rulemaking to apply these requirements to broader classes of emission sources by 2012, which may apply to some of our facilities. These EPA rulemakings could materially adversely affect our operations and restrict or delay its ability to obtain air permits for new or modified facilities. As a result of these regulatory initiatives, our operating costs may increase in compliance with these programs, although it is not situated differently in this respect from its competitors in the industry.

        Hydraulic Fracturing.    Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. ZaZa LLC engages third parties to provide hydraulic fracturing or other well stimulation services to us in connection with several wells or proposed wells for which we are the operator. Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations to stimulate hydrocarbon (oil and gas) production. The process is typically regulated by state oil and gas commissions. The 112th session of Congress is currently considering two companion bills in connection with the proposed FRAC Act. If enacted, the bills would repeal an exemption in the SDWA for the underground injection of hydraulic fracturing fluids near drinking water sources and require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Recently, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA's Underground Injection Control, or "UIC," Program and is currently developing UIC permitting guidance for hydraulic fracturing activities that use diesel fuel in fracturing fluids. In addition, the EPA has announced plans to propose pretreatment standards for wastewater generated during the hydraulic fracturing process. Even without such federal legislation or regulation, hydraulic fracturing has come under increased regulatory scrutiny in several states. For example, Texas passed a law in June 2011 requiring public disclosure of certain information about chemicals used in the hydraulic fracturing process, and the Texas Railroad Commission has issued a rule setting forth requirements for such public disclosure. Local ordinances have also been passed restricting hydraulic fracturing in some areas. In addition, the EPA is conducting an investigation of hydraulic fracturing practices. On November 3, 2011, the EPA released its study plan on the effects of hydraulic fracturing on human health and the environment to the EPA's Science Advisory Board for comment. An interim report is expected at the end of 2012 and the final report is due in 2014. The U.S. House of Representatives Committee on Energy and Commerce is conducting an ongoing investigation of hydraulic fracturing impacts and practices and the Secretary of Energy Advisory Board Subcommittee on Shale Gas Production recently released two reports that present recommendations to reduce potential environmental impacts from shale gas production. Further, certain members of Congress have asked for further investigation through the U.S. Government Accountability Office, the SEC and the U.S. Energy Information Administration. These ongoing and proposed studies could lead to initiatives to further regulate hydraulic fracturing. Additional requirements could be imposed, including permitting requirements, financial assurances, public disclosure obligations, monitoring and reporting requirements. New requirements could significantly increase operating costs and any disclosure requirements could increase the possibility of third-party or governmental legal challenges to hydraulic fracturing.

        General.    Various federal, state and local authorities regulate our operations with regard to air and water quality, release of substances and other environmental matters. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, regulate water use and disposal of water used in drilling and completion, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from current or former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. In addition, various laws and regulations require that inactive well, pipeline, and facility sites be abandoned and reclaimed. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the oil and gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that further restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be materially adversely affected. Failure to comply with applicable laws, permits or regulations can result in project or operational delays, civil or in some cases criminal fines and penalties and remedial obligations.

French Regulation

        Toreador currently operates solely in France. The oil industry is subject to extensive and continually changing regulations on environmental, drilling, production, transportation and sale matters, which can increase the cost of doing business, and consequently, may affect profitability. These laws and regulations may, among other things:

  •
  require acquisition of a permit before drilling commences;

  •
  set the methods of drilling and casing wells;

  •
  restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with drilling and production activities;

  •
  require installation of expensive pollution control equipment;

  •
  require a special license for the transportation of hydrocarbons;

  •
  limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas; and

  •
  require remedial measures to mitigate pollution from historical and ongoing operations.

        Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. See also "—Fiscal Terms and Infrastructure."

        Our activities are affected by political stability and government regulations relating to foreign investment and the oil industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Our operations may be affected by government regulations with respect to restrictions on production, price controls, income taxes, expropriation of property, environmental legislation and mine safety.

        Our current or future operations, including exploration and development activities on our acreage, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations governing prospecting, development, production, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. See "Risk Factors" for further information regarding government regulation.

French Environmental

        The oil industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we have historically operated or in which we currently, or may in the future, operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities.

        Our operations are subject to various laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations not only expose us to liability for our own negligence, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply. In addition, future climate change regulation, a subject of discussion in many jurisdictions currently, could require us to incur increased operating costs and could adversely affect the price or market demand for the oil that we produce. See "Risk Factors" for further information regarding environmental regulation.

Insurance Matters

        As is common in the oil and gas industry, we do not insure fully against all risks associated with its business either because such insurance is unavailable or because premium costs are considered prohibitive. A material loss not fully covered by insurance could have material adverse effect on its financial position, results of operations or cash flows. We maintains insurance at levels it believes to be customary in the industry to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment. Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law.

Office Leases

        We occupy 46,121 square feet of office space at 1301 McKinney St, Houston, Texas 77010. The lease for this space became effective on various dates beginning on September 22, 2010 and is for 4 years, and the average monthly rental is $143,173 per month for the term of the lease. We also occupy 3,603 square feet of office space at 600 Leopard St., Corpus Christi, Texas 78401. This lease became effective on July 8, 2010 and is for 2 1/2 years, and the average monthly rental is $3,487 per month for the term of the lease. Total rental expense for 2011 was approximately $668,024.

        Toreador occupies 23,297 square feet of office space at 13760 Noel Rd., Suite 1100, Dallas, Texas 75240. The lease for this space became effective on October 1, 2007 and is for seven years, and the average monthly rental is $33,050 per month for the term of the lease. In July 2009, Toreador subleased approximately 18,525 square feet of our Dallas office due to the relocation of corporate headquarters to Paris, France. Toreador received approximately $271,659 and $214,656 from the sublease in 2011 and 2010, respectively. Toreador also leases 5,511 square feet of office space in Paris, France. The lease expires on January 16, 2020 and rent is approximately $92,514 per quarter. Total net rental expense for 2011 was approximately $445,980.

Employees

        ZaZa LLC has no full time employees, but has entered into a management agreement (the "Management Agreement") with Sequent Petroleum Management, LLC ("SPM") pursuant to which SPM provides ZaZa LLC with approximately 46 contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel. In addition, ZaZa LLC directly engages an additional approximately 77 independent contractors. Pursuant to the terms of the Hess Exploration and Development Agreement, Hess reimburses ZaZa LLC for the costs of these full-time contractors to the extent that they perform services relating to the Hess joint venture. ZaZa LLC reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement.

        As of March 16, 2012, Toreador employed 35 full-time employees. None of the employees are represented by unions or covered by collective bargaining agreements. To date, Toreador has not experienced any strikes or work stoppages due to labor problems, and Toreador believes that it has good relations with its employees. As needed, Toreador also utilizes the services of independent consultants on a contract basis.

Seasonal Nature of Business

        Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or abnormally hot summers sometimes lessen this fluctuation. In addition, certain gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and production activities and other oil and gas operations in certain areas. These seasonal anomalies can increase competition for equipment, supplies and personnel.

Internet Address/Availability of Reports

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our website at http://www.zazaenergy.com as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

GLOSSARY OF OIL AND GAS TERMS

        The terms defined in this section are used throughout this annual report on Form 10-K:

        "3D" or "3D SEISMIC"—An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 3D seismic lines are shot very close together. This allows for the ability for computers to generate seismic profiles in any direction and form 3D surfaces. 3D surveys are measured in square kilometers or square miles.

        "Basin"—A large natural depression on the earth's surface in which sediments generally brought by water accumulate.

        "Bbl"—One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

        "Bcf"—One billion cubic feet of natural gas.

        "BOE"—Barrel of oil equivalent. Oil equivalents are determined herein using the relative energy content method, with a ratio of 1.0 Bbl of oil or natural gas liquid to 6.0 Mcf of gas.

        "Btu"—British thermal unit.

        "Completion"—The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

        "DD&A"—Depreciation, depletion, amortization and accretion.

        "Developed acreage"—The number of acres that are allocated or assignable to productive wells or wells capable of production.

        "Development well"—A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

        "Exploratory well"—A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

        "Field"—An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

        "Formation"—A layer of rock which has distinct characteristics that differs from nearby rock.

        "Gross acres" or "gross wells"—The total acres or wells, as the case may be, in which a working interest is owned.

        "Horizontal drilling"—A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

        "Horizontal well"—A well drilled using horizontal drilling techniques.

        "Hydraulic fracturing"—A stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open. Commonly referred to as "fracking."

        "Identified drilling locations"—Locations specifically identified by management as an estimation of our multi-year drilling activities based on evaluation of applicable geologic, seismic, engineering, production and reserves data on contiguous acreage and geologic formations. The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as spacing requirements, easement restrictions and state and local regulations, are considered in determining such locations. The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors.

        "Liquids"—Describes oil, condensate and natural gas liquids.

        "KM"—One kilometer.

        "MBbls"—One thousand barrels of crude oil, condensate or natural gas liquids.

        "MBOE"—One thousand barrels of oil equivalent.

        "Mcf"—One thousand cubic feet of natural gas.

        "MMBbl"—One million barrels of crude oil, condensate or natural gas liquids.

        "MMBOE"—One million barrels of oil equivalent.

        "MMBtu"—One million British thermal units.

        "MMcf"—One million cubic feet of natural gas.

        "Natural gas liquid"—Components of natural gas that are separated from the gas state in the form of liquids, which include propane, butanes and ethane, among others.

        "Net acres"—The percentage of total acres an owner has out of a particular number of acres, or a specified tract. An owner who has 50% interest in 100 acres owns 50 net acres.

        "NYMEX"—The New York Mercantile Exchange.

        "Productive well"—A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

        "Proved developed reserves ("PDP")"—Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        "Proved reserves"—The estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

        "Proved undeveloped reserves ("PUD")"—Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        "Reservoir"—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

        "Spacing"—The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

        "Standardized measure"—Discounted future net cash flows estimated by applying year-end prices to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the oil and gas properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

        "Undeveloped acreage"—Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

        "Unit"—The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

        "Working interest"—The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Item 1A    Risk Factors

        The risk factors listed herein under the heading "Risks Related to Our Company" similarly apply to our subsidiaries after the Combination.

Risks Related to Our Company

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

        Our audited financial statements for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated June 14, 2012, in connection with the audit of our financial statements for the year ended December 31, 2011 and December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our disagreement with our joint venture partner and overall impact on our liquidity. This situation and the fact that we have received this "going concern qualification" from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is possible stockholders may lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have entered into a Heads of Agreement with Hess to divide our joint venture assets and resolve our disagreements with Hess relating to our joint venture. Failure to consummate the transactions outlined in the Hess Heads of Agreement by July 31, 2012 will constitute an event of default under our $100 million senior secured notes.

        In order to resolve our disagreements with Hess relating to our joint venture, we have entered into a Heads of Agreement with Hess that will divide our joint venture assets and provide for cash payments totaling $70 million from Hess to the Company. Upon consummation of the transactions contemplated by the HoA, we will receive $70 million from Hess in addition to the $15 million received from Hess on June 8, 2012 for the amended EDA that eliminated Hess's well carry obligations in the Cotulla Prospect Area. Consummation of the transactions outlined in the Hess Heads of Agreement is subject to execution of definitive documentation providing for such division of assets. Consummation of the transactions under the Hess Heads of Agreement will require the consent of the holders of our $100 million senior secured notes, which consent we have obtained. We will apply approximately $36.5 million of the funds we will obtain upon consummation of the transactions outlined in the Hess Heads of Agreement towards prepayment (including an associated fee) of a portion of our $100 million senior secured notes. Our failure to consummate the transactions outlined in the Hess Heads of Agreement and make such prepayment by July 31, 2012, will constitute an event of default under our $100 million senior secured notes, giving the holders of these notes the right to accelerate payment of these notes.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and gas reserves.

        The oil and gas exploration and development industry is capital intensive. We through our subsidiaries ZaZa LLC and Toreador, expect to continue making substantial capital expenditures in our business and operations for the purpose of exploration, development, production and acquisition of, oil and gas reserves. Prior to the Combination, ZaZa LLC financed capital expenditures primarily with cash generated by operations, loans and capital contributions from its current members and contributions, bonus payments and cost reimbursements by Hess pursuant to the Exploration and Development Agreement between Hess and ZaZa LLC, which we refer to as the EDA. Toreador has also depended on financing from Hess pursuant to the Hess Investment Agreement. As a result of our disagreements with Hess, we expect that we will need to find additional sources of capital to carry out our business plans. Our cash flow from operations and access to capital are subject to a number of variables that may or may not be within our control, including:

  •
  the level of oil and gas we are able to produce from existing wells;

  •
  the prices at which our oil and gas production is sold;

  •
  the results of our development programs associated with proved and unproved reserves;

  •
  our ability to acquire, locate and produce new economically recoverable reserves;

  •
  exhaustion of funds we expect to obtain upon consummation of the transactions outlined in the Hess Heads of Agreement;

  •
  global credit and securities markets; and

  •
  the ability and willingness of lenders and investors to provide capital and the cost of that capital.

        We may need to raise capital to finance our drilling operations. If financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to implement our strategy, including executing on our portfolio of drilling opportunities or expanding our existing portfolio. We may, from time to time, need to seek additional financing. There can be no assurance as to the availability or terms of any additional or alternative financing.

        The failure to obtain additional financing on acceptable terms could result in an inability to implement our strategy to purchase additional oil and gas properties and a curtailment of our operations relating to exploration and development of its prospects, which in turn could lead to possible write-downs in the carrying value of its properties, a material decline in our oil and gas reserves as well as its revenues and results of operations.

If, as expected, we consummate the transactions outlined in the Hess Heads of Agreement, we may need to find alternative sources of capital to fund property acquisitions, which may not be available on favorable terms, or at all.

        Pursuant to the EDAs, Hess has been required to fund all of the acquisition costs for acquiring new properties in the Eagle Ford shale. Hess has previously provided financing for the acquisition of approximately 121,000 gross acres. Upon consummation of the transactions outlined in the Hess Heads of Agreement, Hess will no longer fund any portion of our property acquisitions. As a result, the Company may need to find alternative sources of capital to carry out our business plan, which may be on less favorable terms. The failure to identify acceptable alternative financing could prevent us from acquiring new properties in the Eagle Ford shale and materially adversely affect our operations and prospects.

If, as expected, we consummate the transactions outlined in the Hess Heads of Agreement, we may need to find alternative sources of capital to fund drilling operations, which may not be available on favorable terms, or at all.

        Pursuant to the EDA, Hess has been required to fund all of the costs associated with wells drilled in the Eagle Ford shale, subject to a cap on such number of "carried" wells in each Eagle Ford shale prospect area. If the funds we expect to receive upon consummation of the transactions outlined in the Hess Heads of Agreement are not sufficient to fund our anticipated drilling operations, we may need to find alternative sources of capital to fund these wells. The failure to identify acceptable alternative financing to fund these wells could materially adversely affect our operations and prospects, including potentially resulting in the reversion of certain portions of our acreage to the lessors.

If we are unable to find a joint venture partner or partners in the Eaglebine to finance acquisition and development, we may need to find alternative sources of capital, which may not be available on favorable terms, or at all.

        We are currently planning to have discussions with potential joint venture partners to acquire and develop properties in the Eaglebine trend. ZaZa LLC currently holds approximately 98,500 net acres in the Eaglebine, but hopes to expand to 100,000 net acres in the aggregate over time. There can be no assurances that we will identify a joint venture partner, that such partner will provide funding on acceptable terms to develop the existing properties or acquire new properties, or that we will be able to increase our net acreage in the Eaglebine. If we cannot identify a joint venture partner, we will need to utilize cash flow from other operations or will need to find alternative sources of capital to finance operations in the Eaglebine, which may slow the acquisition and development of the Eaglebine properties and have a material adverse effect on our operations and prospects.

Joint venture agreements that we may enter into could present a number of challenges that could have a material adverse effect on our business, financial condition and results of operations.

        We are seeking a joint venture partner in the Eaglebine, and assuming we are successful in consummating the transactions outlined in the Hess Heads of Agreement, we expect to seek a joint venture partner or partners for our Eagle Ford properties. Joint venture arrangements typically present financial, managerial and operational challenges, including potential disputes, liabilities or contingencies and may involve risks not otherwise present when exploring and developing properties directly, including, for example:

  •
  the joint venture partners may share certain approval rights over major decisions, including the acquisition of oil and gas properties;

  •
  the joint venture partners may not pay their share of the joint venture's obligations, potentially leaving us liable for their share of such obligations;

  •
  the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;

  •
  the joint venture partners may terminate the agreements under certain circumstances;

  •
  we may incur liabilities or losses as a result of an action taken by the joint venture partners; and

  •
  disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

        The risks described above or the failure to continue any joint venture or to resolve disagreements with the joint venture partners could materially adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn negatively affect our financial condition and results of operations.

If we are unable to resolve our disagreements with Hess by consummating the transactions outlined in the Hess Heads of Agreement, we may proceed to arbitration which could result in our owing additional amounts to Hess.

        Hess and ZaZa have recently had disagreements with each other relating to our joint venture. The joint venture agreements provide that disagreements are resolved through arbitration rather than litigation. The parties have entered into the Hess Heads of Agreement to resolve these disagreements. If we are unable to consummate the transactions outlined in the Hess Heads of Agreement and, as a result, we proceed to arbitration and an adverse finding is issued, we may be required to make certain payments to Hess, which would adversely affect our liquidity and results of operations.

Our indebtedness and near term obligations could materially adversely affect our financial health, limit our ability to finance capital expenditures and future acquisitions and prevent us from executing our business plan.

        We have $100 million outstanding in aggregate principal under our Senior Notes and we expect to incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business, because:

  •
  a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

  •
  it may impair our ability to obtain additional financing in the future for acquisitions, capital expenditures or general corporate purposes;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

  •
  we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

        In addition, the terms of our Senior Notes restrict, and the terms of any future indebtedness, including any future credit facility, may restrict our ability to incur additional indebtedness because of debt or financial covenants we are, or may be, required to meet. Under the terms of our Senior Notes, we may not incur debt in excess of 3.5 times our EBITDA (earnings before interest, taxes, depreciation and amortization), except for $50 million in reserve-based lending and other permitted debt. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

        Our ability to comply with restrictions and covenants, including those in our Senior Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our Senior Notes also contain restrictions on the operation of our business, such as the sale and acquisition of assets, which may limit our business plan. Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

Toreador may not be able to maintain or renew its existing exploration permits or exploitation concessions or obtain new ones, which could reduce its proved reserves.

        Toreador does not hold title to its properties in France but holds exploration permits and exploitation concessions granted by the French government. Under French law, each exploration permit is an exclusive right to explore for liquid and/or gaseous hydrocarbons and requires Toreador to commit expenditures of a certain amount and is subject to renewal being granted after the initial term of between three to five years. Renewal can be granted twice, each time for a similar duration as the initial term and based on a similar financial commitment. Under French law, each exploitation concession is subject to renewal after an initial term of up to 50 years. Renewal is subject to having the requisite operational capabilities to continue operations in accordance with French regulations.

        Toreador currently holds ten exploration permits and has filed renewal applications for four exploration permits that expired in 2010 or 2011 (Aufferville, Mairy, Rigny le Ferron and Joigny). These renewal applications are currently pending with the French government. However, the revised French regulations are unclear as to whether such exploration will still be possible after 15 months following the date of filing of the renewal application. Under previous regulations, which were not repealed in their entirety, the lack of answer to a renewal application for more than 15 months following the date of filing of the renewal application was construed as an implicit refusal to grant the renewal of an exploration permit. For all four expired permits (other than the Mairy permit), 15 months have elapsed since the submission of a renewal application (and, in the case of the Mairy permit, the 15 month period will elapse in May 2012). Although we believe that, under revised French regulations, we are permitted to operate under expired permits until an express decision is issued with respect to their renewal, this position is not entirely free from doubt.

        Toreador currently holds three exploitation concessions covering two producing oil areas in the Paris Basin—the Neocomian Complex (the Chateaurenard and St. Firmin Des Bois concession) and Charmottes fields (the Charmottes concession, producing from the Dogger and Trias horizons). The production from these oil fields currently represents substantially all of Toreador's sales and other operating revenue. Toreador obtained a renewal of the Chateaurenard and St. Firmin Des Bois concessions in February 2011, extending the expiration date of each to January 1, 2036. Toreador filed a renewal application in February 2011 for the Charmottes concession, which concession expires in October 2013. Toreador has not yet received a response as to whether its Charmottes concession will be renewed.

        There can be no assurance that Toreador will be able to renew any of its ten exploration permits or concessions when they expire, convert exploration permits into exploitation concessions or obtain additional permits or concessions in the future. If Toreador does not satisfy the French government that

Toreador has the financial and technical capacities necessary to operate under such permits or concessions, such permits or concessions may be withdrawn and/or not renewed. If Toreador cannot renew some or all of these permits or concessions when they expire or convert exploration permits into exploitation concessions, Toreador will not be able to include the proved reserves associated with the permit or concession and Toreador will be unable to engage in production to recover reserves, which production currently represents substantially all of its revenue. Any such negative developments with respect to Toreador's permits would have a material adverse effect on our ability to conduct its business.

        Although Toreador has historically reported its proved reserves assuming that the permits will be extended in due course, the SEC may take the view that Toreador's ability to renew and extend its permits past their current expiration dates is not sufficiently certain for us to include the reserves that may be produced post-expiration in our total proved reserves. Although Toreador has previously been able to provide support to the SEC regarding the likelihood of extension, no assurance can be given that the SEC will allow us to continue to include these additional reserves in Toreador's proved reserves.

Our operations are subject to currency fluctuation risks.

        We currently have operations involving the U.S. dollar and Euro, and we are subject to fluctuations in the value of the U.S. dollar as compared to the Euro. While our oil sales are calculated on a U.S. dollar basis, our expenditures are in Euro and we are exposed to the risk that the values of our French assets will decrease and that the amounts of our French liabilities will increase. These currency fluctuations, including the recent fluctuations, may adversely affect our results of operations. We do not currently hedge our exposure to currency fluctuations.

Toreador's operations are in France and Toreador has previously operated in other international jurisdictions, and we are subject to political, economic and legal risks and other uncertainties.

        Toreador's operations are in France and Toreador has previously operated in other international jurisdictions, including through joint venture arrangements with parties in various international jurisdictions. We are, and have been, subject to the following risks and uncertainties that can affect our international operations adversely:

  •
  the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

  •
  taxation policies, including royalty and tax increases and retroactive tax claims;

  •
  exchange controls, currency fluctuations and other uncertainties arising out of non-U.S. government sovereignty over international operations;

  •
  laws and policies of the United States affecting foreign trade, taxation and investment;

  •
  the possibility of being subjected to the exclusive jurisdiction of non-U.S. courts in connection with legal disputes and the possible inability to subject non-U.S. persons to the jurisdiction of courts in the United States; and

  •
  the possibility of restrictions on repatriation of earnings or capital from foreign countries.

        Further, our non-U.S. operations and international business relationships are subject to laws and regulations that may restrict activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. economic sanctions. If we are not in compliance with any such applicable laws and regulations or U.S. economic sanctions, we may be subject to civil or criminal penalties and other remedial measures.

Title to the properties in which ZaZa LLC has an interest may be impaired by title defects.

        ZaZa LLC generally obtains title opinions on significant properties that it drills or acquires. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. Generally, under the terms of the operating agreements affecting its properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which ZaZa LLC holds an interest, we could suffer a material financial loss.

The unavailability or high cost of drilling rigs, equipment, raw materials, supplies, personnel and oil field services could materially adversely affect our ability to execute our exploration and development plans on a timely basis and within its budget.

        Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, raw materials (particularly sand, cement and other proppants), supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment, raw materials and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. If oil and gas prices increase in the future, increasing levels of exploration, development and production could result in response to these stronger prices, and as a result, the demand and the costs of oilfield services, drilling rigs, raw materials, supplies and equipment could increase, while the quality of these services and supplies may suffer. In addition, our exploration, development and production operations also require local access to large quantities of water supplies and disposal services for produced water in connection with our hydraulic fracture stimulations due to prohibitive transportation costs. Existing shortages of drilling rig service providers for pressure pumping and other services required for well completion in the Eagle Ford shale have delayed our development and production operations and caused us to incur additional expenditures that were in excess of those provided for in its capital budget. We cannot determine the magnitude or length of these shortages or future shortages or price increases, which could have a material adverse effect on its business, cash flows, financial condition or results of operations. In addition, shortages and price increases could restrict our ability to drill wells and conduct ordinary operations.

Drilling for and producing oil and gas are high-risk activities with many uncertainties that could materially adversely affect our financial condition and results of operations.

        Our success will depend on the results of its exploration, development and production activities. Oil and gas exploration, development and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or inaccurate or subject to varying interpretations or uncertainty. Costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, and such work stoppage may not be covered by our insurance, including:

  •
  shortages of or delays in obtaining equipment and qualified personnel;

  •
  pressure or irregularities in geological formations;

  •
  equipment failures or accidents;

  •
  the joint venture partners may not pay their share of the joint venture's obligations, potentially leaving us liable for their share of such obligations;

  •
  the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;

  •
  the joint venture partners may terminate the agreements under certain circumstances;

  •
  we may incur liabilities or losses as a result of an action taken by the joint venture partners; and

  •
  disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

        The risks described above or the failure to continue any joint venture or to resolve disagreements with the joint venture partners could materially adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn negatively affect our financial condition and results of operations.

Numerous uncertainties will be inherent in our estimates of oil and gas reserves and estimated reserve quantities, and the present value calculations presented in the future relating to such reserves may not be accurate. Any material inaccuracies in reserve estimates or underlying assumptions will affect materially the estimated quantities and present value of our reserves.

        There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and cash flows attributable to such reserves, including factors beyond our engineers' control (or the third party preparing the reserve report). Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploration activities, engineering and geological interpretation and judgment. In addition, accurately estimating reserves in shale formations such as ours can be even more difficult than estimating reserves in more traditional hydrocarbon bearing formations given the complexities of the projected decline curves and economics of shale gas wells. Reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of oil and gas. In addition, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

        The present value of future net revenues from our proved reserves referred to in any reserve report will not necessarily be the actual current market value of our estimated oil and gas reserves at such time. In accordance with SEC requirements, we base the estimated discounted future net cash flows from its proved reserves using the un-weighted arithmetic average of the first day of the month for each month within a twelve month period.

Unless we replace our reserves, our reserves and production will decline, which would adversely affect our financial condition, results of operations and cash flows.

        Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Decline rates are typically greatest early in the productive life of a well. Estimates of the decline rate of an oil or gas wells, and those in shale formations, in particular are inherently imprecise, and are less precise with respect to new or emerging oil and gas formations with limited production histories than for more developed formations with established production histories. Our production levels and the reserves that we may recover from our wells will change if production from our existing wells declines in a different manner than we have estimated. Thus, our future oil and gas reserves and production and, therefore, our future cash flow and results of operations are highly dependent upon our success in efficiently developing and exploiting our current properties and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves or future production at acceptable costs. If we are unable to replace our current or future production, our cash flows and the value of our reserves may decrease, and have a material adverse effect on our business, financial condition and results of operations.

We are concentrated in two geographic areas, which increases our exposure to many of the risks enumerated herein.

        Currently, ZaZa LLC's operations are highly concentrated in the Eagle Ford shale and the Eaglebine and Toreador's operations are highly concentrated in the Paris Basin. This concentration increases the potential impact that many of the risks stated herein may have upon our ability to perform. For example, we have greater exposure to regulatory actions impacting Texas and France, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets.

All of Toreador's revenues are currently attributable to its properties in the Paris Basin in France. Any disruption in production, development or its ability to sell oil in France would have a material adverse effect on our results of operations and financial condition.

        All of Toreador's sales revenues are currently attributable to its properties in the Paris Basin in France. Toreador depends on third parties in France for the transportation and refining of our oil production. Any disruption in production, development or its ability to produce and sell oil in France would have a material adverse effect on our results of operations and financial condition. If production of oil in the Paris Basin were disrupted or curtailed, or in the case of labor or other disruptions affecting French refineries, transportation or other infrastructure, our cash flows and revenues would be significantly reduced.

We have historically depended on a few customers and a loss of any customer or a decrease in demand would adversely affect our business and operating results.

        Our customer base is highly concentrated. Since ZaZa LLC began producing crude oil in commercial quantities in 2011, Hess has sold the crude oil produced by the joint venture to two major purchasers, Shell Oil and Superior Oil Company, pursuant to an oral agreement between Hess and ZaZa LLC. Under this oral agreement, Hess markets all of the crude oil produced by the Hess joint venture and remits payment to ZaZa LLC for its share of such sales, but does not provide detail of what percentage is sold to each of these producers. After the expected consummation of the transactions outlined in the Hess Heads of Agreement, we expect that revenue from a small number of customers will continue to account for a high percentage of ZaZa LLC's revenue for the foreseeable future. For the year ended December 31, 2011, Total accounted for all of Toreador's revenues from oil production in France. The contract with Total in 1996 (then Elf Antar) automatically renews for one-year periods unless, notice of termination is given at least six months in advance. The loss of any of these customers or a decrease in demand, and the related impact on our future anticipated revenue, would materially and adversely affect our business, financial condition or results of operations, and there can be no assurance that we will be able to replace the business from these customers. In addition, this type of loss could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and its sales and development cycle to obtain new customers is long.

Hedging activities may require us to make significant payments that are not offset by sales of production and may prevent us from benefiting from increases in oil prices.

        ZaZa LLC has not historically entered into hedging transactions. Toreador has, and we may in the future, enter into various hedging transactions for a portion of our production in an attempt to reduce our exposure to the volatility of oil prices. In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged. In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging also could prevent us from receiving the full advantage of increases in oil prices above the fixed amount specified in the hedge.

We may not be able to obtain access to pipelines, gas gathering, transmission, storage and processing facilities to market our oil and gas production and our ability to sell our production and/or receive market prices for our production may be materially adversely affected by transportation capacity constraints and interruptions.

        The marketing of oil and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, or if these systems were unavailable to us, the price offered for our production could be significantly depressed, or we could be forced to shut-in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility. We also rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit and sell our oil and gas production. Our plans to develop our oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transmission, storage or processing facilities to us, especially in areas of planned expansion where such facilities do not currently exist.

        If the amount of oil, gas or condensate being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems currently available in our operating areas, it will be necessary for new transportation pipelines and gathering systems to be built. Or, in the case of oil and condensate, it will be necessary for us to rely more heavily on trucks to transport our production, which is more expensive and less efficient than transportation by pipeline. Currently, we anticipate that additional pipeline capacity will be required in the Eagle Ford shale to transport oil and condensate production, which increased substantially during 2011. The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions and the availability and cost of capital. In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines. In such event, costs to transport our production may increase materially or we might have to shut-in its wells awaiting a pipeline connection or capacity and/or sell its production at much lower prices than market or than we currently project, which would materially adversely affect our results of operation.

        A portion of our production may also be interrupted, or shut-in, from time to time for numerous other reasons, including as a result of weather conditions, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could materially adversely affect our cash flow.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has specifically identified and scheduled drilling locations as an estimation of its future multi-year drilling activities on its existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil and gas prices, negotiation of agreements with third parties, costs, access to and availability of equipment, services and personnel and drilling results. Because of these uncertainties, we cannot give any assurance as to the timing of these activities, if the potential drilling locations we have identified will ever be drilled or if it will be able to economically produce oil or gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from our current expectations, which could materially adversely affect our business, results of operations and financial condition.

Competition in the oil and gas industry is intense, and many of our competitors have resources that are greater than ours.

        We operate in a highly competitive environment for acquiring prospects and productive properties, marketing oil and gas and securing equipment and trained personnel. Our competitors include major and large independent oil and gas companies that possess financial, technical and personnel resources substantially greater than our resources. Those companies may be able to develop and acquire more prospects and productive properties at a lower cost and more quickly than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which could materially adversely affect our competitive position. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

A failure to attract and retain qualified personnel could have a material adverse effect on our business, financial position, results of operations, cash flows and future growth.

        Our success is largely dependent upon our ability to attract and retain personnel with the technical expertise, specialized knowledge and training, skills and experience required for our business. An inability to sufficiently staff our operations or the loss of the services of one or more members of its senior management or of numerous employees with technical skills could have a material adverse effect on its business, financial position, results of operations, cash flows and future growth. We are currently reviewing employment arrangements with certain of our senior executives. While we may come to terms with them, and while a number of consultants have consulting agreements with us, there can be no assurances that any of them will remain with us.

Shortage and competition in hydraulic fracturing services could impede our ability to develop our shale plays.

        The unavailability or high cost of high pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water, and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within its budget. Our industry is experiencing a growing emphasis on the exploitation and development of shale gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in shale plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, or water, especially if this shortage occurred in South Texas, could materially and adversely affect our operations and the timeliness of executing its development plans within its budget.

ZaZa LLC does not own all of the land on which its transportation pipelines and gathering and treating systems are located, which could materially disrupt its operations.

        ZaZa LLC does not own all of the land on which its gathering and treating systems have been constructed, and ZaZa LLC is therefore subject to the possibility of increased costs to retain necessary land use. ZaZa LLC obtains the rights to construct and operate its gathering and treating systems on land owned by third parties and governmental agencies for a specific period of time. ZaZa LLC's loss of these rights, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Our property acquisition strategy could fail or present unanticipated problems for our business in the future, which could materially adversely affect our ability to make property acquisitions or realize anticipated benefits of those acquisitions.

        Our growth strategy includes acquiring oil and gas properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

  •
  diversion of management's attention;

  •
  ability or impediments to conducting thorough due diligence activities;

  •
  an increase in our expenses and working capital requirements;

  •
  the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;

  •
  a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity, if any, to finance acquisitions;

  •
  a significant increase in interest expense or financial leverage if we incur additional debt to finance acquisitions;

  •
  the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which indemnity is inadequate; and

  •
  the incurrence of other significant charges, such as impairment of oil and gas properties, asset devaluation, or restructuring charges.

        Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

        Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully access their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

We face risks associated with hurricanes and other natural disasters in connection with our operations near coastal areas in Texas.

        A portion of our oil and gas properties are located near coastal areas of the Texas Gulf Coast. As a result, in the event of damage due to hurricanes, tropical storms, flooding or similar natural disasters, we could be subject to production curtailments in the future resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and gas purchasers, or vendors and suppliers.

Access to water to conduct hydraulic fracturing may not be available if water sources become scarce.

        The availability of sources of water is crucial to conduct hydraulic fracturing. Approximately 80,000-100,000 gallons of water are necessary for drilling and completing one well in the Eagle Ford shale and in the Eaglebine. Texas is currently experiencing a severe drought that has limited the water supplies that are necessary to conduct hydraulic fracturing. We have been sourcing our water from deeper aquifers that have not yet been impacted by the drought. We can make no assurances that sufficient water resources will be available in the short or long term to carry out our current business plan.

Risks Related to Our Industry

Volatile oil and gas prices could materially adversely affect our financial condition and results of operations.

        Our most significant market risk is the pricing of oil and gas. Management expects energy prices to remain volatile and unpredictable. Moreover, oil and gas prices depend on factors that are outside of our control, including:

  •
  actions of the Organization of Petroleum Exporting Countries and state controlled oil companies relating to oil prices and production controls;

  •
  impact of energy conservation efforts;

  •
  consumer demand;

  •
  domestic and foreign governmental regulations, actions and taxes;

  •
  refining capacity;

  •
  seasonal variations in oil and gas prices;

  •
  economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities;

  •
  weather conditions, such as hurricanes, including energy infrastructure disruptions resulting from those conditions and natural disasters;

  •
  changes in the global oil and gas supply, demand and inventories;

  •
  changes in domestic gas supply, demand and inventories;

  •
  the price and quantity of foreign imports of oil and gas;

  •
  the price and availability of liquefied gas imports;

  •
  political conditions in or affecting other oil-producing and gas producing countries, including the current conflicts in the Middle East and North Africa;

  •
  general economic conditions in the United Stated and worldwide;

  •
  the level of worldwide oil and gas exploration and production activity;

  •
  technological advances affecting energy production and consumption; and

  •
  the price and availability of alternative fuels.

        Further, oil and gas prices do not necessarily fluctuate in direct relation to each other. Lower oil and gas prices not only decrease revenues on a per unit basis, but also may reduce the amount of oil and gas that we can economically produce. Lower prices could also negatively impact estimates of our proved reserves. Our revenues, profitability and cash flow depend upon the price of and demand for oil and gas, and a drop in prices can significantly affect our financial results and impede our growth.

If oil and gas prices decrease or exploration efforts are unsuccessful, we may be required to write-down the capitalized cost of individual oil and gas properties.

        A write-down of the capitalized cost of individual oil and gas properties could occur when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved oil and gas reserves, if operating costs or development costs increase over prior estimates, or if exploratory drilling is unsuccessful.

        We use the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves are discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred.

        The capitalized costs of our proved oil and gas properties, on a field-by-field basis, may exceed the estimated undiscounted future cash flows of that field. If so, we will adjust the carrying value of the field to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed to determine if there has been an impairment of the carrying value, with any such impairment charged to expense. Given the complexities associated with oil and gas reserves estimates and the history of price volatility in the oil and gas market, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and gas operations.

        Oil and gas exploration, drilling and production activities are subject to numerous operating risks, including the possibility of:

  •
  blowouts, fires and explosions;

  •
  personal injuries and death;

  •
  uninsured or underinsured losses;

  •
  unanticipated, abnormally pressured formations;

  •
  uncontrollable flows of oil, gas or well fluids;

  •
  mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses; and

  •
  environmental hazards, such as uncontrollable flows of oil, gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination.

        Any of these operating hazards could cause damage to properties, serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages, which could expose us to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition or could result in a loss of our properties. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, our insurance policies provide limited coverage for losses or liabilities relating to sudden and accidental pollution, but not for other types of pollution. Our insurance might be inadequate to cover our liabilities. Our energy package is written on reasonably standard terms and conditions that are generally available to the exploration and production industry. The insurance market in general and the energy insurance market in particular have been difficult markets over the past several years. Insurance costs could increase in the future as the insurance industry adjusts to difficult exposures and we may decrease coverage and retain more risk to mitigate future cost increases. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur a liability for a risk at a time when we do not have liability insurance, then our business, financial position, results of operations and cash flows could be materially adversely affected.

We are subject to regulations that are evolving and may cause it to incur substantial costs.

        Our activities are subject to federal, state, regional and local laws and regulations. Extensive laws, regulations and rules regulate activities and operations in the oil and gas industry. For example, matters subject to regulation and the types of permits required include:

  •
  drilling permits;

  •
  water discharge and disposal permits for drilling operations;

  •
  the amounts and types of substances and materials that may be released into the environment;

  •
  drilling and operating bonds;

  •
  environmental matters and reclamation;

  •
  spacing of wells;

  •
  the use of underground injection wells, which affects the disposal of water from its wells;

  •
  occupational safety and health;

  •
  unitization and pooling of properties;

  •
  air quality, noise levels and related permits;

  •
  rights-of-way and easements;

  •
  reports concerning operations to regulatory authorities;

  •
  calculation and payment of royalties;

  •
  gathering, transportation and marketing of oil and gas;

  •
  taxation; and

  •
  waste disposal.

        Under these laws and regulations, we could be liable for:

  •
  personal injuries;

  •
  property damage;

  •
  oil spills;

  •
  discharge or disposal of hazardous materials;

  •
  well reclamation costs;

  •
  surface remediation and clean-up costs;

  •
  fines and penalties;

  •
  natural resource damages; and

  •
  other environmental protection and damages issues.

        Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and gas wells. A major risk inherent in our drilling plans is the need to obtain drilling permits from applicable federal, state and local authorities. Delays in obtaining regulatory approvals or drilling permits for producing and water injection wells, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore or develop its properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in its industry that can spread these additional costs over a greater number of wells and larger operating area. Any or all of these contingencies could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing its property interests as planned. Conditions, delays or restrictions imposed on the management of groundwater produced during drilling could severely limit its operations or make them uneconomic.

        Changes in laws and regulations could affect our costs of operations, production levels, royalty obligations, price levels, environmental requirements, and other aspects of our business, including our general profitability. We are unable to predict changes to existing laws and regulations. For example, in response to the April 2010 fire and explosion onboard the semisubmersible drilling rig Deepwater Horizon, and the resulting oil spill in the Gulf of Mexico, the federal government has limited certain drilling activities in the U.S. Gulf of Mexico. While we do not conduct any offshore activities, the U.S. Environmental Protection Agency, or the "EPA," has recently focused on public concerns about the risk of water contamination and public health problems from drilling and hydraulic fracturing activities. This renewed focus could lead to additional federal and state regulations affecting the oil and gas industry. There can be no assurance that present or future regulations will not materially adversely affect our business and operations, including that we may be required to suspend drilling operations or shut-in production pending compliance. Additional regulations or other changes to or reinterpretations of existing laws and regulations could significantly impact our business, results of operations, cash flows, financial position and future growth.

Environmental matters and costs can be significant.

        Our oil and gas exploration and production operations are subject to stringent and complex federal, state and local laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment, the generation, storage, transportation and handling of hazardous materials or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of a permit before conducting drilling or underground injection activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. The exploration and production of oil and gas involves many risks concerning equipment and human operational problems that could lead to leaks or spills of petroleum products. Under certain environmental laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where ZaZa's petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties, and remediation costs. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on its business, financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its own results of operations, competitive position or financial condition.

Possible legislation and regulations related to global warming and climate change could have a material adverse effect on our operations and the demand for oil and gas.

        In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases, or "GHGs," present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA recently adopted regulations under existing provisions of the Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and that regulate emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration, or "PSD," and Title V permitting programs, pursuant to which these permitting programs have been "tailored" to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources subject to permitting first. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing or requiring state environmental agencies to implement the rules. Although our current operations do not require PSD or Title V air permits and are not affected by the tailoring rule, the rule may affect us in the future as its operations grow. Finally, the EPA is considering additional rulemaking to apply these requirements to broader classes of emission sources by 2012, which may apply to some of our facilities. These EPA rulemakings could materially adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. As a result of these regulatory initiatives, our operating costs may increase in compliance with these programs. The EPA has also adopted regulations requiring the reporting of GHG emissions from specified large GHG emission sources in the United States including certain onshore and offshore oil and gas production facilities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011.

        In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have a material adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have a material adverse effect on our financial condition and results of operations.

Recent legislative proposals could materially lessen the economic viability of domestic exploration and production companies, including us.

        The budgetary proposals of the Obama Administration, if enacted into law by Congress, could have a material adverse impact on the domestic oil and gas industry and on exploration and production companies in particular. The proposals would eliminate the so called "oil and gas company preferences" and raise other taxes on the industry. The proposed budget would eliminate tax mechanisms critical to capital formation for drilling, such as expensing of intangible drilling costs and eliminating the percentage depletion allowance. This, or similar legislation, if enacted, would have a significant adverse impact on domestic drilling for oil and gas. The proposals also seek to eliminate the deduction for certain U.S. production activities and extend the amortization period for certain geological and geophysical expenditures. The proposed budget would also charge producers user fees for processing permits to drill on federal lands and increase royalty rates of minerals produced from federal lands. While the budget as proposed will not be adopted by the current congress, some of the proposals will likely be discussed by the new bipartisan committee recently authorized to make proposals to reduce the federal debt. We cannot predict the outcome of the deliberations by this committee or new budgets or other legislation that will be proposed in the coming years, but the enactment of any of these proposals or similar proposals or changes to U.S. federal income tax law would likely adversely affect the domestic oil and gas exploration and production business and affect our results of operations and financial condition.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves.

        Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations to stimulate hydrocarbon (oil and gas) production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with several wells or proposed wells for which we are the operator. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and gas from many reservoirs where we have significant acreage. The process is typically regulated by state oil and gas commissions. However, Congress is currently considering two companion bills in connection with the proposed "Fracturing Responsibility and Awareness of Chemicals Act," or the "FRAC Act." If enacted, the bills would repeal an exemption in the federal SDWA for the underground injection of hydraulic fracturing fluids near drinking water sources and require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Sponsors of the FRAC Act have asserted that chemicals used in the fracturing process may be adversely impacting drinking water supplies. If enacted, the legislation would result in additional regulatory burdens, including requiring the reporting and public disclosure of chemicals used in the fracturing process to state and federal regulatory authorities, who would then make this information publicly available. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Further, if enacted, the FRAC Act could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements.

        Hydraulic fracturing impacts and practices have also been the subject of a number of governmental and private studies. The Secretary of Energy Advisory Board Subcommittee on Shale Gas Production recently issued two reports, which contain a number of recommendations for producers and regulatory agencies that would create additional regulatory burdens. These include the disclosure of water flow and fracturing fluid used in the fracturing and well completion process and the adoption of best practices in well development and construction, requirements for background water quality measurements, and air emission limits for sources of GHGs, air toxics, ozone precursors and other air pollutants. In addition, the Energy and Commerce Committee of the United States House of Representatives is conducting an investigation of hydraulic fracturing practices. Similarly, the EPA is conducting an investigation of hydraulic fracturing practices. On November 3, 2011, the EPA released its study plan on the effects of hydraulic fracturing on human health and the environment to the EPA's Science Advisory Board for comment. The EPA expects to make public its initial findings by the end of 2012 and an additional report with further research in 2014. Further, certain members of Congress have asked for further investigation through the U.S. Government Accountability Office, the SEC and the U.S. Energy Information Administration. These ongoing and proposed studies could lead to initiatives to further regulate hydraulic fracturing. Additional requirements could be imposed, including permitting requirements, financial assurances, public disclosure obligations, monitoring and reporting requirements. New requirements could increase operating costs and any disclosure requirements could increase the possibility of third-party or governmental legal challenges to hydraulic fracturing.

        The EPA has also begun to assert regulatory authority over certain aspects of hydraulic fracturing. Recently, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA's Underground Injection Control Program, or the "UIC," and is currently developing UIC permitting guidance for hydraulic fracturing activities that use diesel fuel in fracturing fluids. In addition, the EPA has issued new emission standards to reduce VOC emissions from oil and gas exploration and production operations including specific limitations for emissions associated with hydraulic fracturing. In particular, hydraulically fractured gas wells must comply with reduced emission (REC) techniques by January 1, 2015. Further, the agency has announced that one of its enforcement initiatives for its 2011 to 2013 fiscal years would be to focus on environmental compliance by the energy extraction sector. Finally, on October 20, 2011, the EPA announced its plan to propose pretreatment standards for wastewater generated during the hydraulic fracturing process. These governmental studies of hydraulic fracturing impacts and practices and the EPA's regulatory and enforcement initiatives could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. If hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements and also to attendant permitting delays and potential increases in costs. If such permitting requirements delay our drilling activity, our ability to present reserves, and once presented, book reserves, will be delayed as well.

        In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. Texas recently passed a law requiring public disclosure of certain information about chemicals used in the hydraulic fracturing process, and the Texas Railroad Commission has adopted rules setting forth requirements for such public disclosure. In addition, the Texas Commission on Environmental Quality recently adopted more stringent air emission and permitting requirements for oil and gas exploration operations in the Barnett Shale. More stringent air emissions and permitting requirements may be imposed on the areas in which we operate sometime in the future. These regulations, if adopted, would affect our operations, increase our costs of exploration and production and limit the quantity of oil and gas that we can economically produce. A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities on a timely basis following leasing. In addition to the imposition of more stringent regulations at the state and federal level, certain local authorities have passed or are considering moratoria on oil and gas drilling and restrictions on hydraulic fracturing. Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore or develop its properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, materially adversely affect our profitability. Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

        Any increased costs for fracturing or restrictions on the use of fracturing could result in we being unable to economically produce hydrocarbons that we discover, resulting in our inability to book reserves, and materially adversely affecting its future results of operations.

Global financial and economic circumstances may have impacts on our business and financial condition that we currently cannot predict.

        Global financial markets may have a material adverse impact on our business and its financial condition, and it may face challenges if conditions in the financial markets are inadequate to finance our activities at a reasonable cost of capital. While the current economic situation has improved since 2008, continuing concerns over the worldwide economic outlook, geopolitical issues, the availability and costs of credit, and the sovereign debt crisis have contributed to increased volatility in the global financial markets and commodity prices and diminished expectations for the global economy and these conditions could make it more difficult for us to access capital. In addition, adverse economic circumstances could cause customers, joint owners or other parties with whom we transact business to fail to meet their obligations to us. Also, worldwide economic conditions could lead to reduced demand for oil and gas, or lower prices for oil and gas, or both, which could have a material negative impact on our revenues, results of operations and financial conditions.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

        Among the changes contained in the President's Fiscal Year 2013 budget proposal, released by the White House on February 13, 2012, is the elimination of certain U.S. federal income tax deductions and credits currently available to oil and gas exploration and production companies. Such proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Recently, members of the U.S. Congress have considered similar changes to the existing federal income tax laws that affect oil and gas exploration and production companies. It is unclear, however, whether any such changes will be enacted or, if enacted, how soon such changes would be effective. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.

Laws regulating derivatives established under the Dodd-Frank Act and the regulations being promulgated thereunder could adversely affect our ability to manage business and financial risks by reducing the availability of, and increasing our cost of using, derivative instruments as hedges against fluctuating commodity prices and interest rates.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, establishes a new regulatory framework for derivative instruments, including a requirement that certain hedging transactions be cleared on a derivatives clearing organization and traded on an exchange or a swap execution facility, and a requirement to post cash collateral (commonly referred to as "margin")

for such transactions. The Dodd-Frank Act requires the Commodity Futures Trading Commission, or CFTC, federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate the rules implementing the new law, which are expected to be finally adopted by June 30, 2012. Until these regulations are adopted, effective and implemented in practice, we cannot determine what impact the new regulatory framework will have on our business.

        ZaZa LLC has not historically entered into hedging transactions, and Toreador's historical and future hedges may not be subject to those rules due to its foreign operations. Depending on the final regulations adopted by the CFTC, the prudential regulators and the SEC, we may be subject to a margin requirement that will cause us to post collateral for our hedging transactions in excess our current expectations. Such a requirement may increase our costs and decrease our profitability. Moreover, our counterparties may also be required to post margin on our transactions and comply with minimum capital requirements, which could result in additional costs being passed on to us, thereby negatively affecting our business, results of operations and financial condition.

        The Dodd-Frank Act permits the CFTC to set position limits in derivative instruments. Our counterparties may be subject to these position limits, which may reduce our ability to enter into hedging transactions with these counterparties. In addition, the Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty. These changes might not only increase costs, but could also reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less creditworthy counterparties. If our use of derivatives is reduced, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Risks Related to the Ownership of Our Common Stock

We do not intend to pay cash dividends on its common stock in the foreseeable future.

        We do not anticipate paying dividends in the foreseeable future, but expects to retain earnings to finance the growth of its business. Therefore, any return on investments will only occur if the market price of our common stock appreciates. In addition, the terms of our Senior Notes and Warrants prohibit the payment of dividends from paying dividends pursuant to the terms of our Senior Notes and Warrants.

There has been no prior public market for our common stock.

        Prior to the completion of the combination, no public market had existed for the shares of ZaZa Energy Corporation common stock. Although our shares of common stock have recently been listed on the Nasdaq Capital Market, an active public market for our common stock may not develop or be sustained, which could affect the ability to sell, or depress the market price of, our common stock. We are unable to predict whether an active trading market for our common stock will develop or will be sustained.

The public price and trading volume of our common stock may be volatile.

        The price and volume of our common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

  •
  general market and economic conditions and market trends, including in the energy and oil industries and the financial markets generally;

  •
  the political, economic and social situation in the United States and France, including legislation in France that bans the use of hydraulic fracturing in oil and gas wells;

  •
  actual or expected variations in operating results;

  •
  variations in quarterly operating results;

  •
  inability to meet projections in production and revenue;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries;

  •
  adoption of new accounting standards affecting the industry in which we operate;

  •
  operations and stock performance of competitors;

  •
  litigation or governmental action involving or affecting us or our subsidiaries;

  •
  changes in financial estimates and recommendations by securities analysts;

  •
  recruitment or departure of key personnel;

  •
  purchase or sales of blocks of our common stock;

  •
  volatility in exchange rates between the U.S. dollar and the Euro; and

  •
  operating and stock performance of the companies that investors may consider to be comparable.

        There can be no assurance that the price of our common stock will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that has often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance. The market prices of stock in exploration stage companies have been especially volatile. In addition, Price volatility might be worse if the trading volume of shares of the common stock is low. Furthermore, stockholders may initiate securities class action lawsuits if the market price of ZaZa Energy Corporation's stock declines significantly, which may cause our to incur substantial costs and could divert the time and attention of our management.

We have the ability to issue "blank check" preferred stock, which could affect the rights of holders of our common stock.

        Our certificate of incorporation allows the board of directors to issue 25 million shares of preferred stock and to set the terms of such preferred stock. The terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of our common stock.

The requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

        We have limited history operating as a publicly-traded company. We need to comply with certain laws and regulations and public reporting requirements, including the reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, laws, and regulations and rules of the SEC and the Nasdaq, all of which ZaZa and ZaZa LLC were not required to comply with as a private company. Complying with these statutes, regulations and requirements will increase our general and administrative costs as a result of higher expenses associated with director and officer liability insurance, audit work, regulatory requirements and the establishment and maintenance of heightened corporate governance measures and management oversight. Compliance will occupy a significant portion of our board of directors' and management's time.

        We are currently:

  •
  instituting a more comprehensive compliance function;

  •
  designing, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

  •
  establishing internal policies, such as those relating to disclosure controls and procedures and insider trading;

  •
  preparing and filing periodic and annual reports; and

  •
  establishing an investor relations function.

        If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our public reporting requirements and other rules that apply to public companies could be impaired, and we may be subject to sanction or investigation by the SEC or the Nasdaq.

Our failure to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and us and have a material adverse effect on our business and stock price.

        Prior to the Combination, neither ZaZa nor ZaZa LLC was required to evaluate its internal control over financial reporting in the manner that is currently required of certain public companies in the United States. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC, the Public Company Accounting Oversight Board, including annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses our internal control over financial reporting. The requirement for such auditor report will apply starting with the annual report for the year ended December 31, 2013 if we have $75 million or more in public float as of June 30, 2013.

        If, as a result of deficiencies in our financial or other internal controls, including material weaknesses, we have not or cannot provide reliable financial reports or internal recordkeeping or compliance procedures, our business decisions or compliance processes may be adversely affected, our business and operating results could be harmed, we may be subject to legal penalties or other claims, investors could lose confidence in our reported financial information and the price of our stock could decrease.

The majority of our common stock is owned by the founders, whose interests may not be aligned with the interests of other stockholders.

        Under our stockholders' agreement with the entities controlled by the ZaZa founders, the significant ZaZa owners, during the three years following the closing of the Combination will be entitled to designate a proportional number of directors to the Board (but not more than seven) based upon the significant ZaZa owners' (and their permitted transferees') percentage ownership of ZaZa. The remaining directors of ZaZa will be nominated by a nominating committee consisting of two directors selected by the designees on the Board that were selected by Toreador prior to the closing of the combination (and their successors) and one independent director selected by the significant ZaZa owners. The three individuals that founded ZaZa LLC, the ZaZa founders collectively own approximately 66% of the common stock. During the three years after closing, the ZaZa founders will be required to vote their shares in favor of the nominees of the nominating committee. However, after the third anniversary of the closing, there will be no limitation on the number of directors of ZaZa that the significant ZaZa owners may nominate and elect and, as such, they may be able to nominate and elect the entire Board and remove any directors, including directors who were Toreador designees or nominated by the Board's nominating committee. In addition, as a result of their share ownership in ZaZa, the significant ZaZa owners will be able to control all matters requiring approval by ZaZa stockholders, including, but not limited to: mergers, consolidations or acquisitions; the sale of all or substantially all of ZaZa's assets and other decisions affecting ZaZa's capital structure; the amendment of ZaZa's certificate of incorporation and bylaws, and ZaZa's liquidation, winding up and dissolution. Finally, under the stockholders' agreement, the significant ZaZa owners are subject to a three-year standstill period starting on the date of the consummation of the transactions. However, once the stand-still period ends, there will be no contractual restriction on the significant ZaZa owners' ability to purchase additional shares of our common stock or take us private on terms that may not be favorable to the other stockholders of ZaZa. The interests of the significant ZaZa owners may not be aligned with the interests of the other stockholders. This concentration of share ownership may have a material adverse effect on the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

The ZaZa founders have economic interests in our properties and their interests may not be aligned with the interests of us.

        The ZaZa founders are board members and these individuals will be our board members, collectively beneficially own approximately 66% of our common stock. In addition to their interests as equity owners, each of these individuals also has a direct or indirect overriding royalty interest relating to certain of our properties. These overriding royalty interests generally entitle them to three percent of the net revenue interest associated with sales of oil and gas produced from these properties, without any corresponding responsibility for payment of any expenses, as described in "ZaZa Related-Party Transactions." The overriding royalty interests may present a potential conflict of interest with our interests. In addition, our joint venture agreement with Hess requires that the joint venture have at least a 72% net revenue interest in all leases included in the joint venture. To the extent that an acquired lease includes less than a 72% net revenue interest, we may be required to satisfy the overriding royalty interests held directly or indirectly by our managing partners out of our own 10% interest in the joint venture.

There is a potential market overhang that could depress the value of our common stock, and future sales of our common stock could put a downward pressure on the price of our shares and could have a material adverse effect on the price of our shares.

        In connection with the issuance of our Senior Notes and our Warrants, we agreed to register the resale of the shares of common stock issuable upon exercise or conversion of our Warrants. In addition, we have also agreed to register the sale of shares of common stock that were sold privately by the significant ZaZa owners after the closing of the Combination. We are obligated to file a registration statement with respect to all such shares (approximately 35 million in the aggregate) within 90 days of the closing and use our commercially reasonable efforts to cause such registration statement to become effective within 180 days of the closing. The possibility that substantial amounts of our outstanding common stock may be sold by such holders, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future. In addition, this selling activity could decrease the level of public interest in our common stock, inhibit buying activity that might otherwise help support the market price of our common stock, and prevent possible upward price movements in our common stock.

        In addition, the significant ZaZa owners have demand and piggyback registration rights pursuant to our stockholders' agreement commencing on the six month anniversary of the closing. Pursuant to the Lock-Up agreement entered into with the holders of our Warrants, the significant ZaZa owners have significant limitations on their ability to sell any shares for five years, subject to certain exceptions. The possibility that the significant ZaZa owners could sell under those exceptions could add to the effect of such overhang.

The integration of Toreador and ZaZa LLC will present significant challenges that may reduce the anticipated potential benefits of the transactions.

        We face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of Toreador and ZaZa LLC is complex and time-consuming due to the locations of their corporate headquarters and the size and complexity of each organization. The principal challenges include the following:

  •
  integrating accounting systems and internal controls over accounting and financial reporting;

  •
  integrating Toreador's and ZaZa LLC's existing businesses; and

  •
  preserving customer, supplier and other important business relationships.

        Management is dedicating and will have to dedicate substantial effort to integrating the businesses. These efforts could divert management's focus and resources from the company's business, corporate initiatives or strategic opportunities during the integration process.

Upon the expiration of the non-competition agreements and under certain other circumstances, the three ZaZa founders will be able to directly compete with New ZaZa.

        On August 9, 2011, each of the three ZaZa founders (referred to as a "restricted person") entered into a separate non-competition agreement with ZaZa. The non-competition agreements provide that each of the restricted persons and his controlled affiliates may not engage in, carry on or assist any oil or gas business in specified areas in the Eagle Ford and Eagle Ford/Woodbine resource plays in Texas and the Paris Basin in France or acquire oil and gas interests in, or acquire interests in any businesses with oil and gas interests in, those specified areas, subject to certain exceptions. The restricted persons also agreed not to advise, request, induce, attempt to induce or otherwise divert any customer, supplier, licensee or other business relation of ZaZa, ZaZa LLC and Toreador and their present and future subsidiaries, and further agreed not to materially curtail, limit or cease doing business with any such entities or materially interfere with the customer, supplier and other business relationships of, or oil and gas interests or the businesses of, ZaZa, and its present and future subsidiaries. The non-competition agreement with each restricted person lasts only until the later of the termination of the restricted person's employment with ZaZa or three years after the consummation of the transaction.

        In addition, the non-competition agreements do not apply to any opportunity in which the restricted persons would be prohibited from participating, if such opportunity is first offered to ZaZa and a majority of the full board of directors of ZaZa, including a majority of the disinterested directors, declines to pursue such opportunity, or a majority of the disinterested directors fails to make a determination as to whether ZaZa will pursue such opportunity within ten business days following such offer. Upon the expiration of the non-competition agreements, or during the term of the non-competition agreements if the ZaZa board of directors declines or fails to determine whether to pursue a corporate opportunity within ten business days, the ZaZa founders will be free to pursue competitive activities or such corporate opportunities, which could create conflicts of interest and limit ZaZa's ability to acquire additional assets or pursue its businesses and could have a material adverse effect on us.

We are a "controlled company" within the meaning of the Nasdaq rules and qualify for, and rely on, exemptions from certain corporate governance standards, which may limit the presence of independent directors on the board of directors or board committees of ZaZa.

        The ZaZa founders will beneficially own shares of our stock which represents approximately 66% of the outstanding voting power of our capital stock. Accordingly, the ZaZa founders will have the ability to elect our board of directors and thereby control the management and affairs of ZaZa. Therefore, we are deemed to be a "controlled company" for purposes of Nasdaq Rule 5615(c)(2). Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a "controlled company" and may elect to be exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties (see Items 1 and 2. Business and Properties)

Item 3.    Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as set forth below, at December 31, 2011, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on us.

ZaZa LLC

Former Officer

        ZaZa LLC's former chief financial officer, who joined ZaZa LLC in April 2011, departed from the company in September 2011. His departure did not result from any disagreement regarding ZaZa LLC's financial accounting practices or policies or its financial statements. This former employee alleges that, under the terms of his offer letter with ZaZa LLC, he is entitled to certain amounts as severance and certain net profits interests in ZaZa LLC. We believe that this former employee is not entitled to any severance or net profits interest, and intends to vigorously defend any claims for such amounts or interests that may be brought by this former employee. On September 23, 2011, ZaZa LLC initiated proceedings in the District Court of Harris County, Texas seeking a temporary restraining order against this former employee to enjoin him from contacting our financing sources and from disclosing any of our confidential information. In lieu of this temporary restraining order, ZaZa LLC obtained a court-sanctioned agreement of the former employee not to disclose any of our confidential information, which period was recently extended until the earlier of (i) the execution of a new agreement, (ii) the entry of a court order or (iii) the conclusion of the trial of this matter. We also are seeking in the same action a declaratory judgment that the former employee is not entitled to any net profits or equity interest of ZaZa LLC.

Hess Joint Venture

        ZaZa LLC and Hess Corporation ("Hess") are parties to two Exploration and Development Agreements and Joint Operating Agreements entered into in 2010, one set of which relates to the Hackberry Creek prospect and the other of which relates to the Eagle Ford prospect. Hess and ZaZa have recently had disagreements with each other under these agreements relating primarily to drilling, payment and other obligations and to leasing matters. The agreements provide that disputes are resolved through arbitration rather than litigation. On June 8, 2012, we executed the HoA with Hess. The HoA is subject to completion of definitive documentation. If the definitive documentation is not completed or the parties elect to terminate the HoA, we may be forced to arbitrate. If we proceed to arbitration and an adverse finding is issued, ZaZa LLC may be required to pay certain damages to Hess. If alternative financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels.

Toreador Resources Corporation

Tiway Arbitration

        Toreador entered into a Share Purchase Agreement between Tiway Oil BV ("Tiway"), Tiway Oil AS and the Company on 30 September 2009 for the purchase by Tiway of the entire issued share capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited ("TTL"). On 12 December 2011, Tiway Oil BV ("Tiway") commenced an arbitration against Toreador by submitting a formal Request for Arbitration to the London Court of International Arbitration ("the LCIA") pursuant to the SPA. Tiway alleges in its request for arbitration that Toreador breached representations and warranties in the SPA as to five matters:

        1.    Petrol Ofisi.    Tiway alleges that Toreador breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.22 million (approximately $1.25 million), plus interest (currently unquantified), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). Several hearings were held on this matter throughout 2010 and 2011 regarding expert testimony. The next hearing is scheduled for June 28, 2012 as the court awaits the experts' revised report.

        2.    TPAO.    Tiway alleges that Toreador breached its representations and warranties under the SPA in respect of arbitration proceedings commenced by TurkiyePetrolleriAnonimOrtakligi ("TPAO") against TTL before the International Court of Arbitration. Two claims were heard within the same arbitration in late 2011 relating to alleged damages and losses suffered by TPAO of approximately $3.7 million plus TRY 1,167,246 (approximately $0.65 million), plus interest (currently unquantified) in connection with certain construction efforts in the South Akcakoca Sub-Basin ("SASB") gas project that were undertaken while TTL was the official operator of the SASB project. The SASB project was governed by a joint operating agreement (the "JOA") between TPAO and TTL. In both the first and the second claims, TPAO alleges that TTL breached its obligations under the JOA. Tiway is asserting its right to indemnification as to any amounts awarded to TPAO with respect to the arbitration.

        Tiway assumed the defense of this matter and its legal representatives in Turkey provided a detailed defense in which Tiway rejected each of the damages and losses alleged by the TPAO. Toreador does not accept liability for the arbitration under the indemnity provided to Tiway in the SPA. Toreador is informed the results of arbitration should be received by September 30, 2012.

        3.    Momentum.    In 2006, TTL entered into an agreement with Momentum Engineering LLC ("Momentum"). The agreement was an EPIC contract relating to the SASB project. Momentum completed and delivered major installation works, leaving some work outstanding, namely the removal of several flotation tanks from the Ayazli tripod. The Settlement and Release Agreement for the works, signed by Momentum, TTL and Toreador on August 13, 2008 specifically included a statement that Momentum would undertake to remove the fallen tanks by September 30, 2008; however it did not do so. In September 2009, TPAO, the current operator for the SASB project, sought the removal of the flotation tanks. Tiway contends that since TTL had been the operator in 2006, TTL was responsible for asking Momentum to remove the tanks, failing which TPAO would arrange for an independent contractor to do so, whereupon TTL would be responsible for claiming the cost from Momentum. In Momentum's operation to remove the tanks in October 2009, one of the tanks fell to the seabed.

Momentum stated it had no intention of removing the fallen tank and TPAO thus arranged for a third party contractor to remove the tank and invoiced $118,000 to TTL for its share of the costs in removing the tank. Tiway alleges that Toreador breached its representations and warranties under the SPA with respect to the Momentum matter and has demanded indemnification for any losses or costs suffered by it in connection with such matter.

        4.    GDPA Training Obligations.    Tiway alleges that Toreador breached its representations and warranties under the SPA in respect of an alleged liability to the General Directorate of Petroleum Affairs and the Ministry of Energy of Republic of Turkey relating to the payment of training costs pursuant to the petroleum laws of Turkey. Tiway alleges that these training costs were incurred prior to the sale of TTL to Tiway. TTL has made an estimate of its potential liability if required to meet these training obligations of approximately $0.5 million.

        5.    Insurance Premiums.    Tiway alleges that Toreador breached its representations and warranties under the SPA in connection with the partial rebates of two insurance premiums. Two policies were issued in the name of TTL, but when the policies were cancelled (as agreed upon the conclusion of the SPA), the rebates were paid to Toreador. While Tiway claims estimated damages of approximately $158,000, Toreador only received credits and rebates for approximately $108,000. In addition, the credits and rebates may at least in part have related to policies that were not included in the scheduled policies of the SPA.

        In addition, Tiway seeks to recover the "significant" costs it has incurred in defending the above claims as damages under the SPA.

        We believe that the underlying risk associated with this arbitration is remote as it has factual and procedural defenses against the underlying claims. Toreador has recorded $150,000, however, as the estimated cost to defend itself in connection with the arbitration.

Fallen Structures

        In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the "Fallen Structures") and the loss of three natural gas wells. Toreador has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, Toreador believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with Toreador's sale of its 26.75% interest in the SASB project to Petrol Ofisi in March 2009 and its sale of TTL to Tiway in October 2009, Toreador agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. Toreador has also agreed to indemnify a third-party vendor for any claims made related to these incidents.

Lundin Indemnification

        ZEF executed on August 6, 2010, an indemnification and guarantee agreement ("IGA") for a maximum aggregate amount of €50 million to cover Lundin International ("Lundin") against any claim by a third party arising from drilling works executed by ZEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, ZEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to ZEF and EnCore (E&P) Ltd. ZEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, ZEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by ZEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next six months. No drilling works are expected to begin on the permit, if at all, until the second half of 2012, therefore no claims have been made or are currently anticipated under the IGA.

Shale Hydrocarbons and French Government

        By way of an accelerated legislative procedure, the French General Assembly passed a bill on May 11, 2011 to ban hydraulic fracturing of oil and gas wells in France. The French Senate passed an amended bill on June 9, 2011 that allowed hydraulic fracturing under a regulated framework of scientific experimentation. A committee of representatives from both the Senate and General Assembly recommended text for the bill on June 17, 2011 that excluded the ability to undertake hydraulic fracturing in the context of scientific experimentation. A special purpose scientific commission will present an annual report to the French legislature on whether experimental hydraulic fracturing should be allowed. This bill was passed by the Senate on June 30, 2011 and became law on July 14th, 2011.

        This law required all operators of the 64 currently awarded exploration licenses in France to submit, by September 13, 2011, a report on the exploration methods they intend to use in these licenses. Failure to submit would result in immediate cancellation of the relevant license. ZEF submitted all required reports in a timely fashion, stressing it will not use the now banned practice of hydraulic fracturing.

        On October 13, 2011, the French authorities published a list of cancelled exploration licenses, which did not contain any of the exploration licenses in which Toreador has a working interest.

        We now intend to commence our proof of concept drilling program as soon as possible. This proof of concept phase, for which the drilling has been delegated to Hess Oil France, does not require hydraulic fracturing. Please refer to the executive overview section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation", for further detail on the French legislation.

Letters of Credit

        Under the terms of Toreador's derivative agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol's first demand Toreador shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.

        On March 28, 2011, Bred, Toreador's bank, issued a Standby Letter of Credit ("SBLC") for an amount of $1.6 million in favor of Vitol SA in order to secure margin calls under the collar contract. Toreador has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the bank under the SBLC. The amount of the SBLC has been amended to $750,000 on September 27, 2011. The full amount of the SBLC has been classified as restricted cash in Toreador's consolidated balance sheet for the period ended December 31, 2011.

Item 4.    Mine Safety Disclosure

        None

 PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Capital Market and commenced trading on February 22, 2012 under the ticker symbol "ZAZA." Prior to that date, there was no public market for our common stock.

        As of May 31, 2012, there were approximately 61 holders of record of our common stock and approximately 8,000 beneficial holders of our common stock.

        The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ Capital Market based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

2012	High	Low
First quarter(1)	$5.07	$3.51
Second quarter (through May 31, 2012)	$5.18	$2.96

(1)
First quarter figures for 2012 are given for the period from February 22, 2012 (the date our common stock commenced trading on NASDAQ) to March 31, 2012.

        No dividends have ever been paid on our common stock. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

        As of December 31, 2011, there were no outstanding options, warrants, or rights on our common stock.

Item 6.    Selected Financial Data

        We were formed for the purpose of being a holding company of both Toreador and ZaZa LLC from and after the completion of the Combination. At and as of December 31, 2011, we had no cash flow, no operations and no assets or liabilities other than those incidental to our formation. From and after the Combination, which closed on February 21, 2012, we became the parent company of ZaZa LLC and Toreador. Because the Combination was not consummated on or before December 31, 2011, the following selected historical financial data reflect ZaZa Energy LLC and Toreador Resources Corporation separately as of and at the dates below. The historical financial data does not include any pro forma adjustments for the HoA.

ZaZa Energy LLC

        The following selected financial information is summarized from ZaZa LLC's results of operations for the period from March 4, 2009 (inception) to December 31, 2009 and for the years ended December 31, 2010 and December 31, 2011 as well as selected balance sheet data of ZaZa LLC as of

December 31, 2011, 2010, 2009 and should be read in conjunction with the related financial statements and the notes thereto included herewith.

	For the Year Ended December 31,
	2011	2010	2009
		Restated**
	(Amounts in thousands)
Operating Results:
Revenues	$17,574	$10,495	$100
Operating costs and expenses	(20,042)	(3,977)	—
Operating income (loss)	(2,468)	6,518	100
Other income (expense)	(264)	(2)	—
Income tax expense	(123)	(74)	—
Net income (loss)	$(2,855)	$6,442	$100
Balance Sheet Data:
Working capital (deficit)*	$(15,878)	$368	$103
Oil and natural gas properties, net	16,856	6,200	—
Total assets	70,007	31,727	118
Debt, including current portion	8,000	3,000	15
Members' equity	2,940	7,295	103
Cash Flow Data:
Net cash provided by (used in) operating activities	$2,976	$20,316	$(15)
Capital expenditures for oil and natural gas property and equipment, including acquisitions	10,667	7,267	—

*
A working capital deficit is when current liabilities exceed current assets.

**
The balance sheet at December 31, 2010 and the statement of operations and cash flows for the year ended December 31, 2010 are being restated as a result of incorrect calculation of the net profits interest resulting in an additional $95,900 in general and administrative costs and corresponding accrued liability; and non-recognition of 10 days of interest on the $3 million in partner notes resulting in an additional $6,600 in interest expense and corresponding accrued liability. The Company previously believed these amounts to be immaterial to its 2010 financial statements, but the cumulative effect on the 2011 net loss of the corresponding out of period expenses was material to the 2011 financial statements.

Toreador Resources Corporation

        The following selected financial information is summarized from Toreador's results of operations for the five-year period ended December 31, 2011 as well as selected consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and the notes thereto included herewith.

        On June 14, 2007, the Board of Directors of Toreador authorized management to sell all our oil and natural gas properties in the United States. The sale of these properties completed the divestiture of the Toreador's non-core U.S. assets and allowed Toreador to focus exclusively on its non-U.S. operations. The sale was closed on September 1, 2007 for $19.1 million, which resulted in a pre-tax gain of $9.2 million.

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, Toreador was no longer have any operational involvement in Romania. This resulted in a gain of $5.8 million, which was recorded in the first quarter of 2009.

        On March 3, 2009 Toreador completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey, to Petrol Ofisi for $55 million. In accordance with the revised assignment announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million was paid on September 1, 2009. There was no gain or loss resulting from this sale.

        On September 30, 2009, Toreador entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Tiway Oil BV, a company organized under the laws of the Netherlands ("Tiway"), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. ("Toreador Turkey") to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey was completed on October 7, 2009 and resulted in a gain of $1.8 million.

        On September 30, 2009, Toreador entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (Rohöl-Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which Toreador agreed to sell 100% of its equity interests in Toreador Hungary Limited ("Toreador Hungary") to RAG for total consideration consisting of (1) a cash payment of US$5.4 million (€3.7 million) paid at closing, (2) US$435,000 (€300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

        The results of operations of assets in the United States, Turkey, Hungary and Romania for 2006 to 2009 have been presented as discontinued operations in the accompanying consolidated statements of operations.

        On May 10, 2010, ZaZa Energy France S.C.S. (formerly known as Toreador Energy France) ("ZEF."), a company organized under the laws of France and an indirect subsidiary of the Company, entered into an Hess Investment Agreement (the "Hess Investment Agreement") with Hess Oil France S.A.S.("Hess"), a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of ZEF's working interests in its awarded and pending exploration permits in the Paris Basin, France (the "Permits") subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to ZEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the "Work Program") and (3) ZEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

        Pursuant to the Hess Investment Agreement, ZEF has transferred 50% of its working interest in each Permit to Hess (collectively, the "Transfer Working Interests") and, on June 10, 2010, Hess paid ZEF $15 million plus VAT, i.e., an aggregate amount of $17.9 million (such payment having been recorded as other income for the year ended December 31, 2010 as this revenue is not subject to any further obligation or performance by the Company nor is it dependent upon any approval).

        On June 8, 2012, Hess and ZaZa executed the HoA (see Business—Termination of EDAs). Upon completion of the definitive documentation contemplated by the HoA, the Investment Agreement and related agreements will be cancelled and the remainder of ZEF's working interest in its exploration permits will be transferred to Hess in exchange for a 5% overriding revenue interest in the exploration permits.

        Under the terms of the Hess Investment Agreement, ZEF was entitled to invoice Hess for all personal general and administrative costs associated with its activities as operator of the Permits and such amounts are recorded as "Other operating income."

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Operating Results:
Revenues	$35,975	$40,764	$19,236	$34,150	$25,907
Operating costs and expenses	(44,037)	(33,496)	(35,415)	(32,586)	(29,473)
Operating income (loss)	(8,062)	7,268	(16,179)	1,564	(3,566)
Other income (expense)	(3,081)	(9,888)	397	(3,082)	(2,384)
Income (loss) from continuing operations, before income tax	(11,143)	(2,620)	(15,782)	(1,518)	(5,950)
Income tax benefit (provision)	(2,431)	(6,130)	450	(5,502)	1,402
Income (loss) from continuing operations, net of tax	(13,574)	(8,750)	(15,332)	(7,020)	(4,548)
Income (loss) from discontinued operations, net of tax	(4,158)	(740)	(10,080)	(101,585)	(69,873)
Dividends on preferred shares	—	—	—	—	(162)
Income (loss) available to common shares	$(17,732)	$(9,490)	$(25,412)	$(108,605)	$(74,583)
Basic income (loss) available to common shares per share	$(0.68)	$(0.35)	$(1.24)	$(5.48)	$(4.07)
Diluted income (loss) available to common shares per share	$(0.68)	$(0.35)	$(1.24)	$(5.48)	$(4.07)
Weighted average shares outstanding
Basic	26,003	25,153	20,564	19,831	18,358
Diluted	26,003	25,165	20,564	19,831	18,358
Balance Sheet Data:
Working capital (deficit)*	$(230)	$9,326	$(30,193)	$73,286	$203,591
Oil and natural gas properties, net	58,891	65,778	74,621	72,753	80,983
Oil and natural gas properties held for sale, net	—	—	—	91,959	190,968
Total assets	76,806	100,299	97,155	207,156	323,111
Debt, including current portion	33,473	34,394	54,616	110,275	116,250
Stockholders' equity	4,885	24,068	6,137	52,560	163,825
Cash Flow Data:
Net cash provided by (used in) operating activities	$(11,347)	$10,535	$(7,345)	$16,766	$(12,434)
Capital expenditures for oil and natural gas property and equipment, including acquisitions	1,491	1,503	3,386	(770)	3,824
Capital expenditures for oil and natural gas property and equipment held for sale	—	—	4,528	11,472	86,820

*
A working capital deficit is when current liabilities exceed current assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed under the captions "Business and Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this annual report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "plans," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. Certain prior-year amounts have been reclassified and adjusted to present the operations of Turkey, Hungary and Romania as discontinued operations.

        ZaZa Energy Corporation ("ZaZa") is a Delaware corporation formed for the purpose of being a holding company of both Toreador Resources Corporation, a Delaware corporation ("Toreador"), and ZaZa Energy, LLC, a Texas limited liability company ("ZaZa LLC"), from and after completion of the Combination, as described below. Prior to the Combination on February 21, 2012, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In this annual report on Form 10-K, unless the context provides otherwise, "we", "our", "us" and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

        ZaZa's principal executive office is located at 1301 McKinney Street, Suite 3000, Houston, Texas 77010 (telephone number: (713) 595-1900).

        On February 22, 2012 our common stock began trading on the NASDAQ Capital Market under the trading symbol "ZAZA".

Combination with ZaZa LLC Toreador Resources Corporation

        On February 21, 2012, we consummated the combination (the "Combination") of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly owned subsidiary ("Merger Sub"), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the "Merger"), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the "ZaZa LLC Members"), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the "Contribution"), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the "Profits Interests Contribution"). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador have been recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

        At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the "Common Stock"), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

        Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the "Contribution Agreement"), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes"). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the "ZaZa Founders"), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the "Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

        Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC, the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

        Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the "Senior Notes") in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP. The Notes bear interest at a rate of 8% per annum, payable quarterly. In connection with the issuance of the Senior Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the "Warrants") representing 20.6% of the outstanding shares of our common stock at the Closing of the Combination, on an as-converted basis. The Warrants expire in five years and are exercisable at any time after the six month anniversary of the issuance date.

        Because the Combination was not consummated on or before December 31, 2011, the following discussion separately reflects ZaZa LLC and Toreador as of and at such dates.

ZAZA MANAGEMENT'S DISCUSSION & ANALYSIS

        The following is a discussion of the financial condition, results of continuing operations, liquidity and capital resources of ZaZa Energy Corporation, which we refer to herein as ZaZa. This discussion should be read in conjunction with ZaZa's Financial Statements and the Notes thereto referred to in this Annual Report on Form 10-K.

General

        ZaZa is an independent exploration and production company focused on the exploration and development of unconventional onshore oil and gas resources in the United States of America and Europe. ZaZa was formed for the purpose of being a holding company of both Toreador Resources Corporation ("Toreador") and ZaZa Energy LLC ("ZaZa LLC"), from and after completion of the combination of these two companies, which was completed on February 21, 2012. Prior to this combination, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of this combination, ZaZa became the parent company of ZaZa LLC and Toreador.

Termination of Hess EDAs

        On June 8, 2012, Hess and ZaZa executed a Heads of Agreement (the "HoA") to terminate the ongoing obligations of the parties under the EDAs (see Business—Termination of EDAs) and to divide the joint venture assets. Prior to the HoA's effective date of June 1, 2012, two of ZaZa LLC's principal sources of capital were cash bonus income and reimbursable expenses from the Hess joint venture. In the future, ZaZa's principal sources of capital are expected to be cash flow from operations, cash on hand (including the cash payment contemplated under the HoA), potential borrowings under any credit facility it may enter into and, if an appropriate opportunity presents itself, proceeds from the sale of properties, joint ventures, and sales of debt or equity securities. Cash from operating activities is dependent upon commodity prices, which can be extremely volatile. ZaZa's cash flow from operations will also depend upon the volume of oil and gas that ZaZa produces. Unless it otherwise expands reserves, ZaZa's production volumes and cash flow from operations may decline as reserves are produced.

        Also, prior to the effective date of the HoA, our portion of exploration and development expenditures in the Eagle Ford was carried entirely by Hess in each of the five prospect areas established under the terms of the Hess joint venture. Our exploration and development costs were entirely carried by Hess for each well in each prospect area, subject to a cap on the number of carried wells in each prospect area calculated by dividing the total gross leased acreage in such prospect area by 640. For any wells drilled in a given prospect area above such number, ZaZa had the right but not the obligation to participate in ZaZa's pro rata share of each well in that particular prospect area. ZaZa charged a portion of its G&A expenses and other related costs directly to Hess pursuant to the terms of the EDAs. As a result of the transactions outlined in the HoA, ZaZa will no longer be able to rely on Hess to carry its exploration and development costs.

Going Concern

        We have historically relied on funds from our joint venture arrangements with Hess to finance our operations, and as a result of disagreements with Hess relating to these joint venture arrangements, as of June 1, 2012 we had a working capital deficiency of approximately $5.0 to $10.0 million. Hess and ZaZa have executed the HoA to terminate the ongoing obligations of the parties under the EDAs, which, will provide ZaZa with $70 million in readily available funds. The HoA is non-binding and subject to definitive documentation. In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess's obligation to carry the cost of wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million. This $15 million was paid to ZaZa on June 8, 2012. The combined $85 million will be used in offsetting amounts owed to us under the EDA of approximately $4.0 million, in settlement of third party accounts payable balance of approximately $14.4 million, reduction of $33 million of the principal amount of our 8% senior secured notes due 2017 (the "Senior Notes"), $3.5 million in associated fees, the drilling of the first Eaglebine well and general corporate purposes. In order to execute our long-term strategy, we will need additional debt or equity financing to continue our business plan if cash flows from operations are insufficient or unavailable. In connection with obtaining a suitable waiver from the holders of our Senior Notes for the late submission of the financial statements and going concern opinion, the Company has agreed with the lead investors of our Senior Notes to pay down $33 million of the $100 million principal outstanding and to pay $3.5 million in associated fees at the closing of the transactions outlined under the HoA. The uncertainty surrounding the closing of the transaction with Hess and our current lack of readily available liquidity provided by other third party sources raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Senior Notes

        On February 21, 2012, we entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the "Purchasers"), pursuant to which we issued the Senior Notes in the aggregate principal amount of $100,000,000 and warrants (the "Warrants") to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

        The Senior Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.

        The Senior Notes are guaranteed by our domestic subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of our foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Secured Notes. The Secured Notes will rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Notes.

        Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Senior Notes at a price equal to the principal amount of the Senior Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change occurs at any time prior to maturity of the Senior Notes, noteholders may require us to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes to be purchased, plus any accrued and unpaid interest on such notes.

        On or prior to February 21, 2015, we may purchase at any time or from time to time any or all of the Senior Notes at 100% of the principal amount of the Senior Notes to be purchased, plus accrued and unpaid interest on such notes, plus a make-whole premium on the principal amount of such notes. After February 21, 2015 and ending on February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at a price equal to 105% of the principal amount of the Senior Notes to be purchased, plus accrued and unpaid interest on such notes. After February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at 100% of the principal amount of the Senior Notes to be purchased, plus accrued and unpaid interest on such notes.

        We are subject to certain affirmative and negative covenants (although no financial ratio covenants) pursuant to the Senior Notes, including, without limitation, restrictions on our and our subsidiaries' abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

Amendment and Waiver

        On June 8, 2012, we entered into an amendment and waiver (the "SPA Amendment and Waiver") to the Purchase Agreement relating to our Senior Notes. The SPA Amendment and Waiver:

  •
  permits certain intercompany loans;

  •
  requires the consent of the holders of a majority of the Senior Notes to any amendment or termination of the EDAs or the French Agreements and to dispositions of oil and gas properties; and

  •
  waives all existing defaults arising under the Purchase Agreement, including our failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Notes.

The SPA Amendment and Waiver is subject to certain conditions, including providing December 31, 2011 annual financial statements, which are included in this Annual Report on Form 10-K, and March 31, 2012 quarterly financial statements by June 29, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012. Our failure to consummate the transactions outlined in the Hess Heads of Agreement and make such prepayment by July 31, 2012, will constitute an event of default under our $100 million senior secured notes, giving the holders of these notes the right to accelerate payment of these notes.

        The holders of the Senior Notes also have agreed to consent to the transactions contemplated by the HoA if we pay down the outstanding principal amount of the Senior Notes by $33.0 million and pay a $3.5 million associated fee. This pay down will be offered to each note holder on a pro-rata basis and occur simultaneous with the closing of the transactions contemplated by the HoA. The holders of the Senior Notes also are requiring the following amendments to the Purchase Agreement as a condition of the consent, which amendments will be entered into no later than the consummation of the transactions outlined in the HOA:

  (a)
  consent rights for the holders of a majority of the Senior Notes on all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Notes, until such time as the Senior Notes have an outstanding principal amount of $25 million;

  (b)
  a provision that if the Senior Notes have not been paid down to $35 million by their one-year anniversary (February 21, 2013) the interest rate will increase from 8% to 10% per annum; and

  (c)
  a requirement that we engage an investment banker to assist us in securing a joint venture partner or partners for our Eagle Ford and Eaglebine assets, as well as to evaluate other strategic opportunities available to us.

Subordinated Notes

        We also have issued subordinated notes to the ZaZa Founders and to the entities they control, consisting of subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes") and subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the

"Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Notes. While these notes are subordinated to up to $150 million in senior indebtedness, including the Senior Notes, the additional leverage created as a result of these notes will increase our debt service obligations and may make it harder for us to satisfy our existing debt obligations or obtain additional financing. The disclosure does not include any pro forma adjustments for the HoA.

        In connection with the SPA Amendment and Waiver, the Company, the holders of the Senior Notes, the ZaZa LLC Members and the ZaZa Founders entered into an Amended and Restated Subordination Agreement (the "Amended Subordination Agreement") on June 8, 2012. The Amended Subordination Agreement specifies that payments may not be made by us under the Seller Notes or the Compensation Notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Notes.

ZAZA LLC MANAGEMENT'S DISCUSSION & ANALYSIS

        The following is a discussion of the financial condition, results of continuing operations, liquidity and capital resources of ZaZa Energy, LLC, which we refer to herein as ZaZa LLC. This discussion should be read in conjunction with ZaZa LLC's Financial Statements and the Notes thereto referred to in this Annual Report on Form 10-K.

General

        ZaZa LLC is an independent exploration and production company focused on the exploration and development of unconventional onshore oil and gas resources in the United States of America. ZaZa began leasing oil and gas properties in its core Eagle Ford shale areas in South Texas in 2010. ZaZa LLC first focused its efforts on lease acquisitions under the Hess joint venture, leasing approximately 98,413 gross acres (approximately 9,841 net acres) by December 31, 2010, and generating lease bonus revenues from this leasing activity under the Hess joint venture in 2010 of approximately $9.8 million.

        As of December 31, 2011, ZaZa LLC had accumulated Eagle Ford lease acreage in the Hess joint venture of approximately 121,000 gross acres (approximately 12,100 net acres). On June 8, 2012, Hess and ZaZa executed the HoA (see Business—Termination of the EDAs) to terminate the ongoing obligations of the parties under the EDAs and to divide the assets covered by these agreements. Prior to the consummation of the transactions contemplated by the HoA, and subject to definitive documentation, ZaZa holds a 10% working interest in the Hess joint venture properties. Under the terms of the joint venture, Hess would have paid all of the acquisition costs, up to a cap of $500 million, and all of the exploration and development costs for a specified number of wells until production.

        ZaZa LLC's acreage position also includes approximately 82,000 gross acres (approximately 60,000 net acres) in the Eagle Ford eastern extension, known as the "Eaglebine." On March 29, 2012, ZaZa LLC announced that it had entered into a farm-in transaction with Range to increase its position in the Eaglebine to approximately 143,400 gross acres (98,500 net acres). These properties were not part of the joint venture with Hess.

        ZaZa had drilled 20 wells under the Hess joint venture as of December 31, 2011 with eight others in process. Subject to availability of capital, ZaZa intends to begin drilling its first well in the Eaglebine in 2012.There can be no assurance that operating income and net earnings will be achieved in future periods. ZaZa's results of operations depend upon many factors including the following:

  •
  the sale prices of oil and gas;

  •
  the level of total sales volumes of oil and gas;

  •
  the availability of, and ZaZa LLC's ability to raise, additional capital resources;

  •
  ZaZa LLC's ability to provide liquidity to meet cash flow needs;

  •
  the level of and interest rates on borrowings; and

  •
  the level and success of exploration and development activity.

        In addition, please see Risk Factors—Risks Related to the Our Company in Item 1A for additional information.

        Commodity Prices.    The results of ZaZa LLC's operations are highly dependent upon the prices received for its oil and gas production. The price ZaZa LLC receives for its production is dependent upon spot market prices and price differentials. ZaZa LLC does not currently hedge any of its production, but to the extent that ZaZa LLC enters into hedging transactions for any of its production in the future, as we currently expect, ZaZa will realize gains or losses on those hedges. While ZaZa LLC may enter into long term sales contracts for oil and gas in the future, to date, all of ZaZa LLC 's sales of oil have been made in the spot market, not pursuant to long-term, fixed-price contracts, and no gas has been sold. Accordingly, the price ZaZa LLC receives for its oil and gas production is dependent upon numerous factors beyond its control. Significant declines in prices for oil and gas could have a material adverse effect on ZaZa LLC's financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis.

        During the year ended December 31, 2011, the price of oil increased significantly while the average price of gas decreased from the levels experienced during year ended December 31, 2010. During the year ended December 31, 2011, the New York Mercantile (NYMEX) price for West Texas Intermediate (WTI) averaged $96.04 per Bbl compared to $79.81 per Bbl for the same period of 2010. NYMEX Henry Hub spot prices for gas averaged $4.15 per MMBtu for the year ended December 31, 2011 compared to $4.39 for the same period of 2010. Prices closed on December 31, 2011 at $98.83 per Bbl of oil and $2.98 per MMBtu of gas. The realized prices that ZaZa LLC receives for its production differ from NYMEX futures and spot market prices, principally due to:

  •
  quality and basis differentials which are dependent on actual delivery location;

  •
  adjustments for BTU content;

  •
  gathering, processing and transportation costs; and

  •
  the effects of hedging transactions, if any.

        During the year ended December 31, 2011, differentials averaged ($2.44) per Bbl of oil and $0.10 per Mcf of gas as compared to ($7.11) per Bbl of oil and ($0.43) per Mcf of gas during the year ended December 31, 2010. Increases in the differential between the benchmark prices for oil and gas and the wellhead price ZaZa LLC receives have in the past and could in the future significantly reduce its revenues and cash flow from operations.

        Exploration and Development Activity.    On June 8, 2012, Hess and ZaZa executed the HoA to terminate the ongoing obligations of the parties under the EDAs and to divide the assets covered by the agreements, which, subject to definitive documentation, will result in ZaZa's asset base growing to approximately 77,400 gross acres in the Eagle Ford, supplementing its existing approximately 143,400 gross acres (98,500 net acres) in the Eaglebine. We believe that ZaZa LLC's high quality pro forma asset base, high degree of operational control and inventory of drilling projects position it well for future growth. ZaZa LLC's properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices.

        ZaZa LLC's success is highly dependent upon its future oil and gas production, which in turn is highly dependent upon its ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from ZaZa LLC's oil and gas properties and its proved reserves will decline as reserves are produced unless ZaZa LLC acquires additional properties containing proved reserves, conducts successful development and exploration activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves. We cannot assure you that ZaZa LLC's exploration and development activities will result in increases in ZaZa's proved reserves. If ZaZa LLC's proved reserves decline in the future, its production may also decline and, consequently, its cash flow from operations, and the amount that it is able to borrow under available credit facilities, will also decline. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. ZaZa LLC may be unable to acquire additional reserves or develop its undeveloped reserves, in which case ZaZa LLC's results of operations and financial condition could be materially adversely affected.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010 (Restated)

        The following table sets forth certain operating data of ZaZa LLC for the year ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010 (Restated)
Revenues:
Bonus income	$15,027,443	$9,777,646
Oil and gas revenues	2,546,523	357,721
Other income	—	360,000
Total revenues	17,573,966	10,495,367
Operating expenses:
Lease operating expense and production taxes	1,037,748	22,580
Depletion, depreciation, and amortization	918,690	340,891
Accretion expense	2,145	—
General and administrative expenses, net	18,083,607	3,613,840
Total operating expenses	20,042,190	3,977,311
Operating income	(2,468,224)	6,518,056
Interest expense	(263,877)	(2,260)
Income tax expense	(123,289)	(73,507)
Net income	$(2,855,390)	$6,442,289
Production:
Oil (Bbl)	27,784	4,331
Gas (Mcf)	11,646	4,247

Revenues

        Total revenue increased from $10.5 million for the year ended December 31, 2010 to $17.6 million for the year ended December 31, 2011. Revenue generated from the bonus paid to ZaZa LLC under the Hess joint venture was $15 million for the year ended December 31, 2011 versus $9.8 million for the comparable period in 2010. The bonus is based on completed lease acquisitions during the period, represents 10% of the total lease acquisition cost and is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county. During the year ended December 31, 2011, operating revenue from the sale of oil and gas was $2.5 million, an increase of $2.2 million over the comparable period in 2010. In addition, production in the Hess joint venture commenced as the wells came online in May of 2011, increasing to 20 productive wells at year end. ZaZa LLC maintains an approximate 7% net revenue interest in such wells. The oil and gas production volumes for all wells for the year ended December 31, 2011 were 27.8 MBbls and 11.6 MMcf, respectively.

        For the year ended December 31, 2011 and 2010, the average prices received for oil were $93.94 per Bbl and $77.80 per Bbl of oil, respectively. For the year ended December 31, 2011 and 2010, the average prices received for gas were $3.08 per mcf and $4.88 per mcf of gas, respectively.

        Other income for the year ended December 31, 2011 was $0, decreasing from $360,000 for the same period in 2010. Other income is generated from the forfeiture by counterparties of earnest money paid to ZaZa LLC in connection with ZaZa LLC arranging leases for such counterparties, is unpredictable, and is recognized when the forfeit occurs. The earnest money is a deposit towards the purchase price of a lease to demonstrate that the buyer is serious about wanting to complete the purchase. If the offer is rejected, the earnest money is usually returned, since no binding contract has been entered into. If the buyer retracts the offer or does not fulfill its obligations under the contract, the earnest money is forfeited. Income is recognized when the earnest money is forfeited. For the year ended December 31, 2010, one such forfeiture occurred.

Operating Expenses

Lease Operating Expense ("LOE") and Production Taxes

        LOE and production taxes for the year ended December 31, 2011 was $1.0 million, of which approximately $124 thousand was attributable to production taxes and the remainder to LOE primarily lifting and labor costs, and increased from the year ended December 31, 2010 from approximately $23,000, of which approximately $5,000 was attributable to LOE primarily related to lifting and labor costs and approximately $18,000 of which was attributable to production taxes. The increase in production taxes is directly attributable to an increase in production due to the drilling of new wells. LOE and production tax on a per BOE basis for the year ended December 31, 2011 and 2010 was $34.91 and $4.48 per BOE, respectively.

Depletion, Depreciation and Amortization ("DD&A")

        DD&A expense was $918,690 for the year ended December 31, 2011 compared to $340,891 for the year ended December 31, 2010. Expense related to oil and gas properties was $318,355 and $235,642 for the years ended December 31, 2011 and 2010, respectively. ZaZa LLC's DD&A expense per BOE for the year ended December 31, 2011 was $10.71, compared to a DD&A expense per BOE of $46.77 in the year ended 2010, as production leveled off and no further development costs have been incurred.

General and Administrative ("G&A") Expenses

        G&A expenses increased from $3.6 million for the year ended December 31, 2010 to $18.1 million for the year ended December 31, 2011. G&A expense for the year ended December 31, 2011 included approximately $1.1 million paid to four executives of ZaZa pursuant to net profit agreements between ZaZa LLC and each such executive. The increase in G&A expense was primarily due to increased operating activity and start-up costs associated with initial development activities in connection with the commencement of operations, and the increase in senior management in preparation for the Combination. ZaZa LLC has also incurred expenses of approximately $2.4 million related to Combination costs. In addition, in the year ended December 31, 2011 and 2010, G&A expense was offset by $8.7 million and $2.9 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to acquisition costs.

Interest Expense

        Interest expense for the year ended December 31, 2011 was $313,000 (offset by interest income of $49,000) compared to $2,000 in 2010 and was largely attributable to accrued interest on the revolving credit line and promissory notes payable to ZaZa LLC's members.

Income Taxes

        Because ZaZa LLC is a limited liability company taxed as a partnership, income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition was made for federal income taxes in the financial statements of ZaZa LLC for the year ended December, 2010 or 2011, respectively. Provision has been made for the Texas Margin Tax which, although applied like a franchise tax to limited liability companies operating in Texas, has been determined under GAAP to be treated as an income tax.

Comparison of Year Ended December 31, 2010 (Restated) to the Period From March 4, 2009 (inception) to December 31, 2009

        The following table sets forth certain operating data of ZaZa LLC for the following periods of 2010 and 2009:

	For the Year Ended December 31, 2010 (Restated)	For the Period from March 4, 2009 (Inception) to December 31, 2009
Revenues:
Bonus income	$9,777,646	$—
Oil and gas revenues	357,721	—
Other income	360,000	100,000
Total revenues	10,495,367	100,000
Operating expenses:
Lease operating expense and production taxes	22,580	—
Depletion, depreciation, and amortization	340,891	—
General and administrative expenses, net	3,613,840	334
Total operating expenses	3,977,311	334
Operating income	6,518,056	99,666
Interest expense	(2,260)	—
Income tax expense	(73,507)	—
Net income	$6,442,289	$99,666
Production:
Oil (Bbl)	4,331	—
Gas (Mcf)	4,247	—

Revenues

        Total revenue increased from $100,000 for the period from March 4, 2009 (inception) to December 31, 2009 to $10.5 million for the year ended December 31, 2010.

        In April 2010, ZaZa LLC entered into a joint venture agreement with Hess, pursuant to which ZaZa LLC identifies certain geographical areas in the Eagle Ford shale trend that are available for leasing and subsequently conducts exploration and production activities thereon. Under the joint venture agreement, Hess pays all acquisition costs up to a cap of $500 million, and also pays ZaZa LLC's portion of exploration and development expenditures on a specified number of wells (based on acreage position) in the Eagle Ford until production. After production, Hess retains a 90%

working interest and ZaZa LLC, as the operator, retains a 10% working interest in each subject well. Hess also pays ZaZa LLC a 10% cash bonus per net acre for each lease purchased, which is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county. Cash bonuses under the Hess joint venture amounted to approximately $9.8 million of total revenue for 2010. For the year ended December 31, 2010, there was no production from the properties inside the Hess joint venture.

        ZaZa LLC's four non-operated properties outside the Hess joint venture, for which ZaZa owns an approximate 2.5% interest, began production in 2010, with two wells coming online in each of the first and fourth quarters of 2010. During the year ended December 31, 2010, operating revenue from the sale of oil and gas production from these four non-operated properties was $357,721. The oil and gas production volumes for these wells over the period were 4.3 MBbls and 4.2 MMcf, respectively.

        For the year ended December 31, 2010, the average prices received for oil were $77.80 per Bbl of oil and $4.88 per Mcf of gas. In 2009, ZaZa LLC did not have oil and gas sales.

        Other income increased by $260,000 for the year ended December 31, 2010 over 2009, from $100,000 for the period from March 4, 2009 (inception) to December 31, 2009 to $360,000 for the year ended December 31, 2010. Other income is generated from the forfeiture by counterparties of earnest money paid to ZaZa in connection with ZaZa LLC arranging leases for such counterparties and does not occur according to a predictable schedule. For each of 2010 and 2009, one forfeiture occurred.

Operating Expenses

LOE and Production Taxes

        There was no LOE or production taxes for the period from March 4, 2009 (inception) to December 31, 2009. For the year ended December 31, 2010, LOE and production taxes were approximately $23,000, of which approximately $5,000 was attributable to LOE primarily related to lifting and labor costs and approximately $18,000 of which was attributable to production taxes. LOE and production taxes on a per barrel of oil equivalent ("BOE") basis for the year ended December 31, 2010 was $4.48 per BOE.

DD&A

        There was no DD&A expense for the period from March 4, 2009 (inception) to December 31, 2009. DD&A expense was $340,891 for the year ended December 31, 2010, $235,642 of which was related to ZaZa LLC's oil and gas properties outside of the Hess joint venture. ZaZa LLC's DD&A expense per BOE for the year ended December 31, 2010 was $46.77 due to the steep production declines in ZaZa's four non-operated properties outside the Hess joint venture.

G&A Expenses

        G&A expense increased from $334 for the period from March 4, 2009 (inception) to December 31, 2009 to $3.6 million for the year ended December 31, 2010. G&A expense for 2010 included $888,828 related to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa and each such executive. The increase in G&A expense was primarily due to increased operating activity and start up costs associated with initial development activities in connection with the commencement of operations. In addition, for the year ended December 31, 2010, G&A expense was offset by $2.9 million for reimbursements made under the terms of the Hess joint venture for expenses related to acquisition costs.

Interest Expense

        Interest expense for the year ended December 31, 2010 was $6,600 on partners' notes offset by $4,430 attributable to interest earned on its cash sweep account. There was no interest income or expense for the comparable period ended December 31, 2009.

Income Taxes

        Because ZaZa LLC is a limited liability company that has elected to be taxed as a partnership for federal income tax purposes, income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal income taxes in the financial statements of ZaZa. Provision of approximately $74,000 has been made for the Texas Margin Tax, which has been determined to be an income tax applicable to limited liability companies operating in Texas.

Liquidity and Capital Resources

        At December 31, 2011, ZaZa LLC's current assets of approximately $50.9 million were less than current liabilities of $66.8 million, resulting in a working capital deficit of $15.9 million. This compares to working capital of approximately $369,000 at December 31, 2010. Current liabilities at December 31, 2011 primarily consisted of notes payable to founding members of $3 million, current debt of $5 million and trade payables and other accrued liabilities of $58.6 million. Current assets primarily consist of cash and accounts receivable, primarily due from Hess. At December 31, 2011, cash was $10.6 million, of which $0 was related to cash prepaid by Hess. At December 31, 2010, cash was $16.8 million, of which $9.9 million was related to cash prepaid by Hess.

        The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	For the Period from March 4, 2009 (Inception) to December 31, 2009	Year Ended December 31, 2010 (Restated)	Year Ended December 31, 2011
Net cash provided by (used in) operating activities	$(15,838)	$20,315,578	$2,975,706
Net cash used in investing activities	—	(7,267,044)	(12,642,034)
Net cash provided by financing activities	18,000	3,735,000	3,500,000

Total	$2,162	$16,783,534	$(6,166,328)

        Operating activities for the period from March 4, 2009 (inception) to December 31, 2009 used $15,838 of cash, but provided $20.3 million of cash for the year ended December 31, 2010. The increase in cash provided by operating activities in 2010 was attributable to net income and changes in operating assets and liabilities due to an increase in accounts receivable, primarily from Hess. ZaZa LLC's cash flows from operating activities for the year ended December 31, 2010 includes a net increase in advances from Hess related to exploration and development activities of $9.9 million. For the year ended December 31, 2011, operating activities provided $3.0 million of cash, reflecting net changes in operating assets and liabilities also due to an increase in accounts receivable, primarily from Hess. ZaZa LLC's cash flows from operating activities for the period ended December 31, 2011 includes a net decrease of $9.9 million in advances from Hess related to exploration and development activities.

        Net cash used in investing activities in 2010 was approximately $7.3 million and in 2011 increased to approximately $12.6 million, which included $8.2 million of cash used for the acquisition of acreage in the Eaglebine area, $2.4 million in uncarried capital expenditures in the Cotulla area, and approximately $2.0 million for furniture and fixtures as operations were established. There we no cash inflows or outflows related to investing activities in 2009.

        Financing activities in 2011 were $3.5 million, consisting of $5 million of proceeds from short term borrowings offset by $1.5 million of member distributions, while financing activities in 2010 were $3.7 million, primarily consisting of borrowings from members and member equity contributions. Financing activities in 2009 were $18,000 consisting of $15,000 proceeds from short term borrowing and $3,000 in member contributions.

        Since ZaZa LLC was formed in March 2009, ZaZa LLC's primary sources of capital have been cash generated from cash bonuses and reimbursable expenses paid by Hess, cash generated by operations, and short term loans from ZaZa LLC's founding members.

        The balance of the short term loans provided by ZaZa LLC's founding members was $3 million at December 31, 2011. The amounts were paid by ZaZa LLC prior to closing of the Combination.

        The oil and gas industry is a highly capital intensive and cyclical business. ZaZa LLC's capital requirements are driven principally by its obligations to fund the following:

  •
  the development of existing properties, including drilling and completion costs of wells;

  •
  acquisition of interests in additional oil and gas properties; and

  •
  the development of production and transportation facilities.

        ZaZa LLC's primary cash requirements are for capital expenditures, working capital, operating expenses, and acquisitions. The amount of capital expenditures that ZaZa LLC is able to make has a direct impact on its ability to increase cash flow from operations and, thereby, will directly affect its ability to service any debt obligations it may incur and to grow the business through the development of existing properties and the acquisition of new properties.

        To offset the loss in production volumes resulting from natural field declines and sales of producing properties, ZaZa LLC must conduct successful exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe ZaZa LLC's numerous drilling opportunities will allow it to increase production volumes; however, its drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found. In the future, if an appropriate opportunity presents itself, ZaZa LLC may sell producing properties, which could further reduce ZaZa LLC's production volumes.

        Historically, ZaZa LLC primarily funded its operations and capital expenditures through cash bonus income from the Hess joint venture. ZaZa entered into the Hess joint venture in April 2010. The Hess joint venture has funded the acquisition of approximately 121,000 gross acres for approximately $366 million. Through December 31, 2011, ZaZa LLC recorded cash bonus income of $24.8 million for acquiring acreage on behalf of the Hess joint venture. The bonus income was recognized as revenue after all leases are obtained; title was cured and transferred to Hess, and recorded with the appropriate county.

        ZaZa LLC is currently seeking a potential joint venture partner. In the event that ZaZa LLC is not able to select a suitable partner, ZaZa LLC expects to finance a portion of its Eaglebine program with cash flow from operations. If cash flow from operations is not sufficient to fund this program, ZaZa LLC would be required to seek additional financing to maintain and expand this program.

        The table below sets forth the components of the capital expenditures for the period from March 4, 2009 (inception) to December 31, 2009, for the years ended December 31, 2010 and 2011.

	For the Period from March 4, 2009 (Inception) to December 31, 2009	For the Year Ended December 31, 2010	For the For the Year Ended December 31, 2011
Expenditure category:
Exploration/Development	$—	$—	$—
Acquisition(1)	—	6,435,702	10,667,126
Facilities	—	831,342	1,974,908
Total	$0	$7,267,044	$12,642,034

(1)
Represents primarily undeveloped leasehold acreage.

        Capital expenditures for the period from March 4, 2009 (inception) to December 31, 2009 and for the year ended December 31, 2010 were $0, and $7.3 million, respectively, and capital expenditures for the year ended December 31, 2011 were $12.6 million. During 2011 and 2010, capital expenditures were primarily related to the acquisition of acreage in the Eaglebine. ZaZa LLC recorded no exploration or development expenditures for 2009 through 2011 in the Eagle Ford because all of ZaZa LLC's capital expenditures were carried by Hess pursuant to the terms of the joint venture agreement. During the year ended December 31, 2011, capital expenditures were $10.7 million, primarily related to extending and renewing leases on ZaZa's existing properties in the Eaglebine. ZaZa LLC's capital budget for 2012 includes approximately $9 million for maintaining our acreage positions. On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC ("Range"), a subsidiary of Range Resources Corporation, to expand ZaZa's position in the Eaglebine to a total holding of approximately 143,400 gross acres (98,500 net acres). Under the terms of the transaction, ZaZa LLC will obtain a 75% working interest in the acquired acreage, is the designated operator, has committed to drilling one well and has committed to making two cash payments. The amount of additional capital expenditures for the 2012 is subject to ZaZa LLC having adequate cash flow from operations, accessing capital markets, and operating and commodity price performance. If ZaZa LLC does not have access to adequate capital, ZaZa LLC may be required to reduce its 2012 capital budget and/or cancel projects entirely. ZaZa LLC's ability to make all of its budgeted capital expenditures will also be subject to the availability of drilling rigs and other field equipment and services. ZaZa LLC's capital expenditures could also include expenditures for the acquisition of producing properties if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of oil and gas decline, and if ZaZa LLC's costs of operations increase or if its production volumes decrease, ZaZa LLC's cash flows will decrease, which may result in a reduction of its capital expenditures budget. If ZaZa LLC decreases its capital expenditures budget, it may not be able to offset oil and gas production decreases caused by natural field declines and sales of producing properties, if any.

        On September 26, 2011, ZaZa LLC drew down on the full amount of a $5 million revolving line of credit that was recently provided by Texas Champion Bank. The line of credit bears interest at 5.5%, matures on September 25, 2012, and is secured by a first lien on ZaZa LLC's interests in certain of its oil and gas properties. The line of credit will not be used to finance working capital purposes. The line of credit was repaid in full at the Closing of the Combination.

Contractual Obligations

        ZaZa LLC is committed to making cash payments in the future on the following types of agreements:

  •
  Operating leases;

  •
  Long-term debt (to the extent such long term debt is incurred); and

  •
  Interest on long-term debt (to the extent such long term debt is incurred).

        ZaZa LLC has no off-balance sheet debt or unrecorded obligations and has not guaranteed the debt of any other party. Below is a schedule of the future payments that ZaZa LLC is obligated to make based on agreements in place as of December 31, 2011:

	Payments Due in Twelve Month Periods Ending December 31,:
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Notes payable(1)	$8,000,000	$8,000,000	$—	$—	$—	$—	$—
Interest on notes payable	107,000	107,000	—	—	—	—	—
Operating leases	3,985,150	1,160,584	1,153,016	1,159,666	190,203	190,203	131,478

Total	$12,092,150	$9,267,584	$1,153,016	$1,159,666	$190,203	$190,203	$131,478

(1)
Represents ZaZa, LLC member notes payable and the revolving line of credit with Texas Champion Bank. These amounts were both paid off at the closing of the Combination.

        ZaZa LLC maintains a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2011, ZaZa LLC's reserve for these obligations totaled $309,480 but was not subject to contractual commitments.

        As part of the Range transaction, effective as of March 1, 2012, ZaZa has committed to making two undisclosed cash payments and drilling one well (estimated to cost between $4-10 million depending on whether a current wellbore may be used) in the second quarter of 2012.

        Off-Balance Sheet Arrangements.    At December 31, 2011, ZaZa LLC had no existing off-balance sheet arrangements (as defined under SEC regulations) that have, or are reasonably likely to have, a current or future effect on ZaZa LLC's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

        Contingencies.    From time to time, ZaZa LLC may be involved in litigation relating to claims arising out of ZaZa LLC's operations in the normal course of business. At December 31, 2011, ZaZa LLC was not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on ZaZa LLC.

        Related Party Transactions.    For the year ended December 31, 2010, ZaZa LLC received revenue totaling $75,125 from Neuhaus Brooks Investment, LLC, which is owned by a member of ZaZa LLC, as oil and gas production revenue. No such revenue was received in 2011. ZaZa LLC also entered into $3 million notes payable with its founding members in conjunction with the merger. These notes bear 8% interest per annum. These notes were paid off at closing of the Combination. Effective May 1, 2010, ZaZa LLC and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation is based on the fulfillment of certain performance metrics and a "Company liquidity event," defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa LLC. As of December 31, 2011 and 2010, ZaZa LLC had an outstanding commitment to its members in the amount of $16.2 million and $4.6 million, respectively, related to performance metrics achieved. At the closing of the Combination, the compensation amounts were paid down and replaced with subordinated notes having an aggregate principal amount of $9.1 million.

        Each of the three ZaZa LLC managing partners has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

  •
  each leasehold estate located within the boundaries of the "area of mutual interest" map attached to the Exploration and Development Agreement between ZaZa and Hess (the "EDA")

    that has been or may be acquired by ZaZa prior to April 2016 (or such later date if extended pursuant to the EDA), with or without the participation of Hess, including the Eagle Ford shale trend and the Eaglebine trend; and

  •
  each leasehold estate located within the boundaries of an "expansion area" covering certain counties in Alabama, Florida, Louisiana and Mississippi that may be acquired by ZaZa prior to April 2016, unless a longer period of time is stated in any area of mutual interest agreement that may be entered into between ZaZa and a third party.

        In March 2010, ZaZa LLC entered into an agreement with the ZaZa LLC members and Eli Smith & Associates, which we refer to as Smith, to acquire 100% working interests in any unproved acreage identified in a defined area of mutual interest located in the Colorado and Lavaca counties of Texas. During the year ended December 31, 2011, ZaZa LLC acquired acreage totaling approximately $6.1 million pursuant to this agreement. During the year ended December 31, 2010, ZaZa LLC acquired acreage totaling approximately $28.9 million pursuant to this agreement; $6.2 million of the purchase price was in the form of $3 million notes payable due to the ZaZa LLC members and $3.2 million in accounts payable due to ZaZa LLC members, which was paid in January 2011. The ZaZa LLC managing partners and Smith retain a direct or indirect reserved overriding royalty interest generally equal to three percent (3%) in each property sold to ZaZa LLC, which is divided pro-rata among the four sellers in the transactions. Simultaneously with each purchase, ZaZa LLC pursuant to a separate agreement sells 90% of the acquired working interests to Hess, retaining a 10% working interest in each property. No gain or loss was recognized on the sales to Hess.

        One of ZaZa LLC's designees to the ZaZa initial board of directors, Travis H. Burris, currently owns a 45% interest in, and serves as Chairman and President of, Texas Champion Bank. ZaZa LLC had a $5 million revolving line of credit with Texas Champion Bank under which the full amount was drawn on December 31, 2011. The line of credit bears interest at 5.5%, matures on September 25, 2012, and is secured by a first lien on ZaZa LLC's interests in certain of its oil and gas properties. The loan was paid off at the closing of the Combination.

        ZaZa LLC has no full time employees, but has entered into a management agreement (the "Management Agreement") with Sequent Petroleum Management, LLC ("SPM") pursuant to which SPM provides ZaZa LLC with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel. One of the principals of SPM, Scott Gaille, was appointed our Chief Compliance Officer, effective March 2012. ZaZa LLC reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. In 2011, ZaZa LLC paid SPM $6.3 million (including $50 thousand in management fees) under this agreement.

        Lot-A-Go 5 ("LG5") is an airplane rental company in which Todd Brooks and Gaston Kearby hold partnership interests. From time to time, ZaZa LLC will rent a plane for business travel reasons. ZaZa LLC is charged for the pilots' time, hanger fees and fuel. In addition, at December 31, 2011, ZaZa LLC had a payable to LG5 for $80,000 related to the reminder of a short term working capital loan that bears no interest. We cancelled our arrangement with LG5 in the second quarter of 2012.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. The following represents those policies that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

        Revenue Recognition and Imbalances.    Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The amount of oil or gas sold may differ from the amount to which Zaza LLC is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on Zaza LLC's nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas Zaza LLC nominated for sale. Pipeline imbalances are settled with cash approximately thirty days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether Zaza LLC is over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. Zaza LLC estimates and accrues for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser. Zaza LLC also derives revenue from a bonus paid by Hess on leasehold amounts that Zaza LLC leases on behalf of the Hess joint venture. The bonus amount is equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the Hess joint venture agreement and is recognized as revenue after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

        Successful Efforts Method of Accounting for Oil and Gas Activities.    ZaZa LLC accounts for its gas and crude oil exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserves quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of oil and gas, are capitalized. Unproved properties with individually significant acquisition costs are amortized over the lease term for such properties and analyzed on a property-by-property basis for any impairment in value. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

        ZaZa LLC's engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainly, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

        Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserves base used to calculate depreciation,

depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Certain other assets, including gathering and processing facilities, are depreciated on a straight-line basis over the estimated useful life of the asset.

        Assets are grouped in accordance with the Extractive Industries Oil and Gas Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

        Amortization rates are updated quarterly to reflect: (i) the addition of capital costs, (ii) reserves revisions (upwards or downwards) and additions, (iii) property acquisitions and/or property dispositions and (iv) impairments. When circumstances indicate that an asset may be impaired, ZaZa LLC compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on ZaZa LLC's estimate of future gas and oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

        Reserves Estimate.    Proved reserves are estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

        Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

        Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision.

        The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. These reserve revisions result primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

        Impairment of Oil Properties.    We review our proved oil properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil properties and compare these future cash flows to the carrying value of the oil properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil reserve estimates and the history of price volatility in the oil market, events may arise that will require us to record an impairment of our oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

        Future Development and Abandonment Costs.    Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of FASB ASC 410 Asset Retirement and Environmental Obligations." ASC 410 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost be capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

        Holding all other factors constant, if our estimate of future abandonment costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization expense. Likewise, if these estimates were revised downward, earnings would increase due to lower depreciation, depletion and amortization expense.

TOREADOR RESOURCES CORPORATION

EXECUTIVE OVERVIEW

        Toreador is an independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador is currently focused on the development of our conventional fields and the exploration of the numerous oil plays within its Paris Basin acreage position.

        Toreador operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At December 31, 2011 Toreador held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2011, Toreador's proved reserves were 5.8MMBBLS, its proved plus probable reserves were 8.8MMBBLS and its proved plus probable plus possible reserves were 13.8MMBBLS. Toreador's production for 2011 averaged approximately 854BBL/D from two conventional oilfield areas in the Paris Basin—the Neocomian Complex and Charmottes fields. As of December 31, 2011, production from these oil fields represented a majority of Toreador's total revenue and substantially all of its sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. The following does not include any pro forma adjustments for the HoA.

Recent Developments

Concessions Renewal

        The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for 93% of Toreador's existing reserves, received final French government approvals on February 1, 2011, and were published in the Official Journal (Journal Officiel de la République Française) on February 3, 2011. The renewals extend the expiration date of both concessions to January 1, 2036

Financial Summary

        For the twelve months ended December 31, 2011:

  •
  Revenue and other operating income from continuing operations were $36.0 million.

  •
  Operating costs from continuing operations were $44.0 million.

  •
  Loss from discontinued operations, net of income taxes, was $4.2 million.

  •
  Net loss available to common shares was $17.7 million.

  •
  Production was 312 MBOE.

        At December 31, 2011, we had:

  •
  Cash and cash equivalents of $5.7 million.

  •
  A current ratio (current assets/current liabilities) of 0.98 to 1.

  •
  A debt to equity ratio of 14.7 to 1.

        Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, as of December 31, 2011, Toreador's long-term debt consisted solely of the 8.00%/7.00% Convertible Senior Notes in an aggregate principal nominal amount of $31,631,000 recorded at a fair value of $33,473,000.

        On February 22, 2012, in connection with the Combination, Toreador used part of the proceeds from the sale of the Secured Notes and Warrants to repurchase $31,631,000 in aggregate principal amount of its 8.00%/7.00% Convertible Senior Notes at face value plus accrued interest. This represented all of its outstanding long-term debt.

Critical Accounting Policies

        The discussion and analysis of Toreador's financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Toreador to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Toreador's significant accounting policies are described in "Note 2—Significant Accounting Policies" to its consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We have identified below policies that are of particular importance to the portrayal of Toreador's financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Successful Efforts Method of Accounting

        Toreador accounts for its oil and natural gas exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but such costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities. In most cases, a gain or loss is recognized for sales of producing properties.

        As of December 31, 2011, Toreador had $0.2 million of costs associated with exploratory costs that had been capitalized for a period of one year or less.

        As of December 31, 2011, Toreador had $3.0 million of costs associated with exploratory costs that have been capitalized for a period of greater than one year.

        The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and natural gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

        The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and natural gas reserves. The initial exploratory wells may be unsuccessful and the associated costs will be expensed as dry hole costs. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserves Estimate

        Proved reserves are estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

        Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

        Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

        We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. These reserve revisions result primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

        For the year ended December 31, 2011, notwithstanding the 2011 total production of approximately 312 MBOE, our proved and probable reserves remain essentially flat for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010. This stability can be correlated to a better long-term performance of our main producing asset, the Neocomian Complex, and a higher oil price; our reserves at December 31, 2011 were priced at $108.9 per BBL, as compared to $79.35 at December 31, 2010.

Impairment of Oil Properties

        Toreador reviews its proved oil properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from Toreador's proved oil properties and compare these future cash flows to the carrying value of the oil properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil reserves estimate and the history of price volatility in the oil market, events may arise that will require us to record an impairment of our oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

        Toreador recorded no impairment for continuing operations in the twelve months ended December 31, 2011, 2010, 2009.

Future Development and Abandonment Costs

        Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of Toreador's properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of FASB ASC 410 "Asset Retirement and Environmental Obligations". ASC 410 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost be capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of the Fallen Structures and the loss of three natural gas wells. Toreador has not been requested, or ordered by any governmental or regulatory body, to remove the Fallen Structures. Therefore, we believe it is unlikely that Toreador will receive such a request or order, and no liability has been recorded.

        Holding all other factors constant, if our estimate of future abandonment costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization expense. Likewise, if these estimates were revised downward, earnings would increase due to lower depreciation, depletion and amortization expense.

Income Taxes

        For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction. Because our present intention is to reinvest the unremitted earnings in our foreign operations, we do not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance our foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, commodity prices and expenditures by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

        Management also periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future.

Derivatives

        Toreador periodically utilizes derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with FASB ASC 815, "Derivatives and Hedging," we have elected not to designate the derivative financial instruments to which Toreador is a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

Foreign Currency Translation

        The functional currency for France is the Euro. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which Toreador operates.

Bad debt allowance

        An allowance for doubtful accounts is calculated on a customer by customer basis per management's review of the collectability

New Accounting Pronouncements

        On December 31, 2008 the SEC issued the final rule, "Modernization of Oil and Gas Reporting" (the "Final Reporting Rule"). The Final Reporting Rule adopts revisions to the SEC's oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Reporting Rule include, but are not limited to:

  •
  Oil and gas reserves must be reported using the un-weighted arithmetic average of the first day of the month price for each month within a 12 month period, rather than year-end prices;

  •
  Companies will be allowed to report, on an optional basis, probable and possible reserves;

  •
  Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of "oil and gas producing activities;"

  •
  Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

  •
  Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves ("PUDs"), including the total quantity of PUDs at year end, and any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

  •
  Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing reserves estimate.

        We have adopted the disclosure requirements beginning with the year ended December 31, 2009.

        On July 21, 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 amends existing disclosure guidance to require entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard had no impact on our disclosure requirements.

        In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

        On January 1, 2011, Toreador adopted changes issued by the FASB to revenue recognition for multiple-deliverable arrangements "ASU 2009-13—Multiple-Deliverable Revenue Arrangements (EITF Issue 08-1; ASC 605)". The adoption of these changes had no impact on our condensed consolidated financial statements, as Toreador does not currently have any such arrangements with its customers.

        On January 1, 2011, Toreador adopted changes issued by the FASB to the classification of certain employee share-based payment awards "ASU 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (EITF Issue 09-J; ASC 718)". The adoption of these changes had no impact on the consolidated financial statements.

        On January 1, 2011, Toreador adopted changes issued by the FASB to the testing of goodwill for impairment "ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (EITF Issue 10-A; ASC 350)". These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity's ability to assert that such a reporting unit's goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. As Toreador's reporting unit carrying value is not zero or negative, the adoption of these changes had no impact on our consolidated financial statements.

        On January 1, 2011, Toreador adopted changes issued by the FASB to the disclosure of pro forma information for business combinations (ASU 2010-29—Disclosure of Supplementary Pro Forma Information for Business Combinations (EITF Issue 10-G; ASC 805). The adoption of these changes had no impact on our consolidated financial statements.

        In June 2011, the FASB issued "ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05)." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, we do not expect this standard to have a material effect on our financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (ASC Topic 350)," This accounting update allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Toreador is currently evaluating the potential impact, if any, of the adoption of this guidance in its consolidated financial statements; however, we do not expect the adoption of this guidance will have a material effect on our financial position, cash flows or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with "Note 9—Long Term Debt" in the Notes to the Consolidated Financial Statements included in this filing.

Liquidity

        Toreador's liquidity depends on cash flow from operations and existing cash resources. As of December 31, 2011, we had cash and cash equivalents of $5.7 million, a current ratio of approximately 0.98 to 1 and a debt to equity ratio of 14.7 to 1. For the twelve months ended December 31, 2011, Toreador had an operating loss of $8.1 million. Toreador had sales and operating revenue of $36.0 million. Toreador had no other capital expenditures apart from technical studies of La Garenne for $189,000. Toreador does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

        Toreador's cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. Oil prices have been very volatile over the fiscal year of 2011, and we expect, will continue to be, volatile in the fiscal year 2012. In order to reduce our exposure to crude oil price fluctuations, on November 2, 2010, we have entered into a collar contract for approximately 15,208 BBL per month for the months of January 2011 through December 2011 for which the floor price is $78.00 per BBL, and the ceiling price is $91.00 per BBL. See "Note 17—Derivatives" for further information.

        On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes due 2025 (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes.

        On February 12, 2010, Toreador completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses.

Toreador used the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise of their right on October 1, 2011 to require the Company to repurchase its 5.00% Convertible Senior Notes. Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, Toreador's long-term debt currently consists solely of the 8.00%/7.00% Convertible Senior Notes.

        On February 22, 2012, in connection with the Combination, Toreador used part of the proceeds from the sale of the Secured Notes and Warrants to repurchase $31,631,000 in aggregate principal amount of its 8.00%/7.00% Convertible Senior Notes at face value plus accrued interest. This represented all of its outstanding long-term debt.

        Toreador currently has no mandatory capital expenditures in 2012; however, we intend to formulate a development plan for the La Garenne field. In addition, under French law, each of Toreador's exploration permits and exploitation concessions require that Toreador commit to expenditures of a certain amount over the period of the applicable permit or concession. Though we consider these amounts discretionary, such expenditures would be required to renew such permits.

        We believe we will have sufficient cash flow from operations and cash on hand to meet all of our 2012 obligations.

8.00%/7.00% Convertible Senior Notes Due October 1, 2025

        On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes.

        Toreador incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized using the Effective Interest Rate ("EIR") method to interest expense over the term of the New Convertible Senior Notes (i.e. from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).

        The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.

        The New Convertible Senior Notes were convertible at any time on or after February 1, 2011 and before the close of business on October 1, 2025.

        The Company reviews the estimated lives of its assets and liabilities and related amortization period on an ongoing basis.

        On February 22, 2012, in connection with the Combination, Toreador used part of the proceeds from the sale of the Senior Notes and Warrants to repurchase $31,631,000 in aggregate principal amount of its 8.00%/7.00%New Convertible Senior Notes at face value plus accrued interest. This represented all of its outstanding long-term debt.

        The Company reviews the estimated lives of its assets and liabilities and related amortization period on an ongoing basis.

Contractual Obligations

        The following table sets forth Toreador's contractual obligations in thousands at December 31, 2011 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$33,473	$—	$33,473	$—	$—
Asset retirement obligation	6,869	460	82	1,904	4,423
Lease commitments	4,167	801	1,500	740	1,126

Total contractual obligations	$44,509	$1,261	$35,055	$2,644	$5,549

Contractual obligations for long-term debt above do not include amounts for interest payments.

        Contractual obligations for long-term debt above do not include amounts for interest payments.

Results of Operations

Results of Continuing Operations

        In 2009, Toreador disposed of its interest in Turkey, Hungary and Romania. The results of operations for these operations were reclassified as discontinued operations for all periods presented and are discussed separately under the heading "Results of discontinued operations".

Comparison of Years Ended December 31, 2011 and 2010

	For The Year Ended December 31,
	2011	2010		2011	2010
Production:			Average Price:
Oil (MBBL):			Oil ($/BBL):
France	312	323	France	$105.78	$76.67

Revenue and other operating income

Sales and other operating revenue

        Sales and other operating revenue for the twelve months ended December 31, 2011 was $33.0 million, as compared to sales and other operating revenue of $24.0 million for the twelve months ended December 31, 2010. This increase is primarily due to the increase in global oil prices over the period, which led to an increase in the prices at which we sell our oil from an average of $76.67 per barrel in 2010 to an average of $105.78 per barrel in 2011. This increase was offset by a slightly lower production, decreasing from 323 MBBL in 2010 to 312 MBBL in 2011.

        The above table compares both volumes and prices received for oil for the twelve months ended December 31, 2011 and 2010. Oil prices have been volatile during 2011. The results of Toreador's operations are highly dependent upon the prices received from Toreador's oil production, which are dependent on numerous factors beyond Toreador's control. Accordingly, significant changes to oil prices are likely to have a material impact on Toreador's financial condition, results of operation, cash flows and revenue.

Other income

        Other income includes all exploration, salary and general and administrative costs associated with ZEF's activities as operator of the exploration permits in the Paris Basin, which ZEF was entitled to invoice to Hess under the Investment Agreement. For the twelve months ended December 31, 2011,

$3.0 million was invoiced to Hess and recorded as "Other income" compared to $ 16.8 million last year which included (i) the $15 million upfront payment received from Hess on June 10, 2010 under the Hess Investment Agreement and (ii) $1,770,000 invoiced to Hess under the terms of the Hess Investment Agreement for all personal general and administrative costs associated with its activities as operator of the exploration permits in the Paris basin..

Costs and expenses

Lease operating

        Lease operating expense was $12.4 million, or $39.95 per BOE produced, for the twelve months ended December 31, 2011, as compared to $11.6 million, or $35.90 per BOE produced, for the comparable period in 2010.

        This increase is mainly due to the reclassification of certain costs associated with particular properties as lease operating expenses including (i) $283,000 relating to certain taxes associated with oil production and (ii) approximately $1.3 million relating to costs associated with production sites and additional Paris headquarter expenses (which in the three months ended March 31, 2010 were classified as general and administrative expenses, but following the strategic partnership with Hess are now mainly incurred in connection with our existing oil production and conventional reservoirs development and therefore have been reclassified as lease operating expenses).

Exploration expense

        Exploration expense for the twelve months ended December 31, 2011 was $ 1,967,000 million, as compared to $1,977,000 for the comparable period in 2010. Expenses recorded in exploration expenses relate to geological and technical studies the Company conducted and commissioned in connection with conventional prospects in the Paris basin and not invoiced to Hess.

Depreciation, depletion and amortization

        For the twelve months ended December 31, 2011, depreciation, depletion and amortization expense was $6.0 million, or $19.32 per BOE produced, as compared to $4.4 million, or $13.59 per BOE produced for the twelve months ended December 31, 2010. This increase is primarily due to the reduction at the end of 2010 of the estimated life of wells used for the depreciation, depletion and amortization to comply with the legal maturity of Toreador's production concessions.

Accretion on discounted assets and liabilities

        Accretion expense for the twelve months ended December 31, 2011 was $308,000 as compared to a positive $89,000 for the twelve months ended December 31, 2010. The accretion expense for the twelve months ended December 31, 2011 is composed of $ 559,000 as asset retirement obligation expense and $ 252,000 of accretion impact (positive) related to the fair value of the New Convertible Senior Notes. This increase compared to last year is due to an update of our asset retirement obligations at the end of 2010 and 2011, as well as a change of presentation of the accretion on our convertible notes which was included in this account during the same period last year and has now been reclassified to Interest Expense.

Impairment of oil and natural gas properties

        We had no impairment charged in 2011 or 2010 for continuing operations.

General and administrative before stock compensation expense

        General and administrative expense excluding stock compensation expense was $20.7 million for the twelve months ended December 31, 2011, as compared to $15.2 million for the comparable period of 2010. This increase is primarily due to fees to advisors and counsels incurred during 2011 in connection with the merger with Zaza LLC, for an aggregate amount of $4.5 million as well as professional and legal fees in relation to the safeguarding of Toreador's exploration permits during the public debate in France regarding the ban on hydraulic fracking in the amount of $562,000.

Stock compensation expense

        Stock compensation expense was $ 3.5 million for the twelve months ended December 31, 2011 compared with $ 3.2 million for the comparable period of 2010. During 2011, 196,939 shares were issued.

(Loss) Gain on oil derivative contracts

        Loss on oil derivative contracts was $2.4 million for the year ended December 31, 2011, as compared to a loss of $ 0.4 million for 2010. This amount consists of an unrealized gain on the commodity derivative contracts with Vitol S.A. as well as the margin calls related to this contract due to the Dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract. The unrealized gain on the oil derivative contract for 2011 amounted to a gain of $1.3 million compared to a loss of 400,000 for the same period last year. The margin calls for 2011 amounted to an expense of $3.7 million.

        Presented in the table below is a summary of the contract entered into:

Type	Period	Barrels	Floor	Ceiling	(Loss)
Collar	January 1 - December 31, 2011	182,500	$78	$91	$(1,330)

Foreign currency exchange gain (loss)

        Toreador recorded a loss on foreign currency exchange of $1.2 million for the year ended December 31, 2011 as compared with a loss of $0.9 million for the comparable period of 2010. This increase in foreign exchange loss is mainly due to weakening of the U.S. dollar compared to the Euro over the same period.

Interest expense, net of interest capitalization

        Interest expense was $1.9 million for the year ended December 31, 2011, as compared to $4.8 million for the comparable period of 2010.

        The interest expense relates to interest payments relating to the New Convertible Senior Notes issued in February 2010 and the 5% Convertible Senior Notes. Interest expense was $2.2 million for 2011 and related to the New Convertible Senior Notes as compared to $3.5 million during 2010 related to both the New Convertible Senior Notes and the 5% Convertible Senior Notes.

        Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $552,000 recorded in 2011 compared to $1.5 million in 2010. This decrease in amortization of issue premium and debt issuance costs compared to the same period of 2010 is explained by the recording in 2010 of amortization expense of $1.2 million due to the change in estimate of the lives of the issue premium and debt issuance costs associated to 5.00% Convertible Senior Notes and to the New Convertible Senior Notes

        These expenses were offset by a positive accretion impact of $764,000 2011 and $593,000 in 2010, related to the fair value of the New Convertible Senior Notes (see "Note 9—Long Term Debt").

Income tax (benefit) provision

        For the year ended December 31, 2011 Toreador reported an income tax provision of $2.4 million compared to $6.1 million for the same period of 2010. The decrease in income tax is primarily due to the fact that in 2010 we reported higher French taxable income as a result of the initial payment made by Hess under the Hess Investment Agreement.

Other comprehensive income (loss)

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2011, Toreador had accumulated an unrealized loss of $5.0 million. For the year ended December 31, 2010, Toreador had an unrealized loss of $2.5 million.

        The functional currency of our operations in France is the Euro, and the exchange rate used to translate the financial position of the French operations at December 31, 2011 and 2010 is shown below:

	December 31,
	2011	2010
US Dollars	€0.7729	€0.7484

Results from discontinued operations

        In 2009, Toreador completed its exit of Romania, Hungary and Turkey. Toreador has several claims outstanding relating to these transactions. See "Note 16—Commitments and Contingencies".

        Toreador recorded in discontinued operations during, 2011 and 2010 a loss of $4.2 million and a loss of $739,000 respectively. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to a settlement agreement with Mr. Hunnisett and Mr. Barker in which they agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, as discussed above and in "Note 16—Commitments and Contingencies". The $3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000. Sales and other operating revenue from discontinued operations during 2011 amounted to $38,000.

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations (see "Note 15—Discontinued Operations"). Results for these assets reported as discontinued operations were as follows:

	For The Year Ended December 31,
	2011	2010
	(In thousands)
Revenues:
Oil and natural gas sales	$38	$107
Costs and expenses:
General and administrative	(312)	1,070

Total costs and expenses	(312)	1,070

Operating loss	350	(963)
Other income (expense):
Foreign currency exchange	—	258
Interest and other income	—	66
Other expense	(3,800)	—

Loss before taxes	(3,450)	(639)
Income tax provision	(708)	(101)

Loss from discontinued operations	$(4,158)	$(740)

Comparison of Years Ended December 31, 2011 and 2010

For The Year Ended December 31,
	2011	2010		2011	2010
Production:			Average Price:
Oil (MBBL):			Oil ($/BBL):
Turkey	—	—	Turkey	—	—
Romania	—	—	Romania	—	—

Total	—	—	Total average oil price	—	—

Gas (MMcf):			Gas ($/Mcf):
Turkey	—	—	Turkey	—	—
Romania	—	—	Romania	—	—

Total	—	—	Total average gas price	—	—

MBOE:			$/ BOE:
Turkey	—	—	Turkey	—	—
Romania	—	—	Romania	—	—

Total	—	—	Total average price per BOE	—	—

Revenue and other operating income

Sales and other operating revenue

        Sales and other operating revenue for the twelve months ended December 31, 2011 were $38,000 resulting from Romania royalty interest (Fauresti) as compared to $71,000 for the comparable period in 2010. This decrease is due to the sale all of our discontinued assets in 2009.

Total costs and expenses

Lease operating

        Lease operating expense was $0 for the twelve months ended December 31, 2011, as compared to $0, for the comparable period in 2010 due to the sale of all our discontinued assets in 2009.

Exploration expense

        Exploration expense for the twelve months ended December 31, 2011 was $0 as compared to $0 for the comparable period in 2010 due to the sale of all our discontinued assets in 2009.

Dry hole and abandonment

        Dry hole and abandonment cost for the twelve months ended December 31, 2011 was $0 as compared to $0 in 2010 due to the sale of all our discontinued assets in 2009.

Depreciation depletion and amortization

        For the twelve months ended December 31, 2011, depreciation, depletion and amortization expense was $0 as compared to $0 for the twelve months ended December 31, 2010 due to the sale of all our discontinued assets in 2009.

Impairment of oil and natural gas properties and intangible assets

        Impairment charged in 2011 was $0 as compared to $0 million in 2010.

        For further information, see "Note 19—Discontinued Operations"

General and administrative

        For the twelve months ended December 31, 2011, we recorded $312,000 as general and administrative expense compared to $943,000 for the same period last year which included legal costs related to the Netherby dispute.

Other Expense

        For the twelve months ended December 31, 2011 Toreador recorded $3.8 million as other expense compared to $0 for the same period last year. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to a settlement agreement with Mr. Hunnisett and Mr. Barker in which they agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, as discussed above and in "Note 16—Commitments and Contingencies". The $3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000.

Gain/loss on sale of assets

        For the year ended December 31, 2011, and 2010 we did not record a gain or a loss on sale of assets.

        The table below shows the gain/(loss) by country:

For The Year Ended December 31,
	2011	2010
(In thousands)
Turkey	$—	$—
Romania	—	—
Hungary	—	—
United States	—	—

Gain (loss) on sale of assets	$—	$—

        The gains are primarily attributable to the reclassification of Accumulated Other Comprehensive Income, recorded on the balance sheet, to gain/(loss) on sale.

Loss on early extinguishment of debt

        Toreador did not record any loss for early extinguishment of debt for the year ended December 31, 2011 and 2010.

Foreign currency exchange

        Toreador did not record a gain on foreign currency exchange for the year ended December 31, 2011 and 2010.

Interest and other income

        Interest and other income was $0 for the year ended December 31, 2011 as compared with $66,000 in the comparable period of 2010. This decrease is due to the sale of all our discontinued assets in 2009.

Interest expense, net of interest capitalization

        Interest expense was $0 for the year ended December 31, 2011, as compared to $0 for the comparable period of 2010. This decrease is due to the sale all of our discontinued assets over 2009.

Results of continuing operations

Comparison of Years Ended December 31, 2010 and 2009

	For the Years Ended December 31,
	2010	2009		2010	2009
Production:			Average Price:
Oil (MBBL):			Oil ($/BBL):
France	323	328	France	$76.67.	$57.17

Revenue and other operating income

Sales and other operating revenue

        Sales and other operating revenue for the twelve months ended December 31, 2010 were $24 million, as compared to sales and other operating revenue of $19.2 million for the comparable period in 2009. This increase is primarily due to the global increase in oil prices. The increase in the average realized price for oil from $57.17 in 2009 to $76.67 in 2010 resulted in an increase of revenue of $6.3 million. Production remained relatively stable, decreasing from 328 MBBL in 2009 to 323 MBBL in 2010.

        The above table compares both volumes and prices received for oil for the twelve months ended December 31, 2010 and 2009. Oil prices are and probably will continue to be extremely volatile and a significant change would have a material impact on our revenue.

Other operating income

        Other operating income for the twelve months ended December 31, 2010 was $16.8 million as compared to zero for the comparable period in 2009, which represented (i) the $15 million upfront payment received from Hess on June 10, 2010 under the Hess Investment Agreement and (ii) $1,769,697 invoiced to Hess under the terms of the Hess Investment Agreement for all personal general and administrative costs associated with its activities as operator of the exploration permits in the Paris Basin.

Costs and expenses

Lease operating

        Lease operating expense was $11.6 million, or $35.90 per BOE produced, for the twelve months ended December 31, 2010, as compared to $8.4 million, or $25.60 per BOE produced, for the comparable period in 2009.

        This increase is mainly due to the classification of certain costs associated with particular properties as lease operating expenses in 2010 including (i) $1,090,000 relating to certain taxes associated with oil production and (ii) approximately $7 million relating to costs associated with production sites and additional Paris headquarter expenses (which in the year ended December 31, 2009 were classified as general and administrative expenses, but following the strategic partnership with Hess are now mainly incurred in connection with our existing oil production and conventional reservoirs development and therefore have been classified as lease operating expenses). Lease operating expense for the twelve months ended December 31, 2010 also includes inventory turnover variation for an amount of $142,000.

Exploration expense

        Exploration expense for the twelve months ended December 31, 2010 was $2.0 million, as compared to $138,000 for the comparable period in 2009. This increase is due primarily to expenses associated with geological and technical studies the Company conducted and commissioned in connection with the shale oil development project.

Depreciation, depletion and amortization

        For the twelve months ended December 31, 2010, depreciation, depletion and amortization expense was $4.4 million, or $13.59 per BOE produced, as compared to $5.3 million, or $17.57 per BOE produced for the twelve months ended December 31, 2009. This decrease is primarily due to the higher proved reserves assigned to Toreador's French assets at December 31, 2009 due to increased oil prices (as depreciation, depletion and amortization is calculated for the first three quarters of the year based on the reserves assigned to Toreador's French assets at the end of the preceding year).

Accretion on discounted assets and liabilities

        Accretion expense for the twelve months ended December 31, 2010 was $89,000 (positive) as compared to $507,000 for the twelve months ended December 31, 2009. The accretion expense for the twelve months ended December 31, 2010 is composed of $ 504,000 as asset retirement obligation expense and $ 593,000 of accretion impact (positive) related to the fair value of the New Convertible Senior Notes.

Impairment of oil and natural gas properties

        Toreador had no impairment charged in 2010 or 2009 for continuing operations.

General and administrative

        General and administrative expense (including stock compensation) was $15.2 million for the twelve months ended December 31, 2010, as compared to $20.4 million for the comparable period of 2009.

        Excluding stock compensation, general and administrative expense was $11.9 million for the twelve months ended December 31, 2010, compared with $16.8 million for the comparable period of 2009. This decrease is primarily due to certain exceptional costs incurred in 2009, such as $1.5 million incurred due to resignation of former officers, $545,000 for legal and consulting costs associated with subsidiary sales and approximately $4 million of costs associated with the Dallas office/relocation of headquarters, which was partially offset by costs incurred in 2010 in connection with the Company's processes to identify a strategic partner and achieve its dual listing.

Stock compensation expense

        Stock compensation expense was $3.2 million for the twelve months ended December 31, 2010 in connection with the grant of 287,750 of the Company's shares at a weighted average price of $10.32 per share, compared with $ 3.6 million for the comparable period of 2009 in connection with the grant of 1,304,387 of Toreador's shares at a weighted average price of $6.40 per share.

(Loss) Gain on oil derivative contracts

        Loss on oil derivative contracts was $0.4 million for the year ended December 31, 2010, as compared to a loss of $ 0.9 million for 2009.

        The realized loss in 2010 represents the recognized gain (on the 2010 hedging contract) and the unrealized loss (on the 2011 hedging contract) as shown in the table below on the commodity derivative contracts with Vitol S.A. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	January 1 - December 31, 2010	182,500	$68	$81	$886

Type	Period	Barrels	Floor	Ceiling	(Loss)
Collar	January 1 - December 31, 2011	182,500	$78	$91	$(1,330)

Foreign currency exchange gain (loss)

        Toreador recorded a loss on foreign currency exchange of $0.9 million for the year ended December 31, 2010 as compared with a gain of $0.2 million for the comparable period of 2009. This decrease is mainly due to the fact that Toreador Energy France booked a loss on foreign currency exchange in its statutory accounts in Euro over the year ended December 31, 2010 due to the receipt on June 10, 2010 of the $15 million upfront payment from Hess under the Hess Investment Agreement combined with the weakening of the U.S. dollar compared to the Euro over the same period (this loss having been recorded in the financial statements of the Company for the year ended December 31, 2010 in accordance with FAS 52 "Foreign Currency Translation").

Gain (Loss) on the early extinguishment of debt

        As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the twelve months ended December 31, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. For the year ended December 31, 2009, we repurchased $25.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $21.3 million plus accrued interest and prepaid loan fees resulting in a gain of $3.3 million on the early extinguishment of debt.

        In accordance with the terms, procedures and conditions outlined in the indenture and the 5.00% Convertible Senior Notes, each holder of the 5.00% Convertible Senior Notes had an option to require the Company to purchase all or a portion of its 5.00% Convertible Senior Notes on October 1, 2010. Pursuant to the exercise of this option, the Company repurchased $32,256,000 principal amount of the 5.00% Convertible Senior Notes on October 1, 2010. Interest on the repurchased 5.00% Convertible Senior Notes accrued up to, but not including, October 1, 2010 was been paid to record holders of 5.00% Convertible Senior Notes as of September 15, 2010. The repurchase on October 1, 2010 resulted in a loss of $1.1 million after writing off all deferred debt issuance costs pertaining to the 5.00% Convertible Senior Notes.

Interest expense, net of interest capitalization

        Interest expense was $4.8 million for the year ended December 31, 2010, as compared to $3.4 million for the comparable period of 2009. The increase is mainly due to the additional interest payments relating to the New Convertible Senior Notes issued in February 2010, which was offset by decreased interest payments relating to the 5.00% Convertible Senior Notes, of which $22.2 million of the aggregate principal amount outstanding were exchanged for a portion of the New Convertible Senior Notes in the Convertible Notes Exchange. Interest expense for the New Convertible Senior Notes was $2,242,000 for the twelve months ended December 31, 2010 as compared to zero for the twelve months ended December 31, 2009. Interest expense for the 5.00% Convertible Senior Notes was $1,308,000 for the twelve months ended December 31, 2010 as compared to $3,346,000 for the twelve months ended December 31, 2009. Amortization of loan fees of $1,524,969 was recorded for the twelve months ended December 31, 2010 compared to $158,000 for the twelve months ended December 31, 2009, due to the change in estimate of the lives of the issue premium and debt issuance costs associated to 5.00% Convertible Senior Notes and to the New Convertible Senior Notes (See Note 9—"Long Term Debt").

Income tax (benefit) provision

        For the year ended December 31, 2010 Toreador reported an income tax provision of $6.1 million compared to a benefit of $0.5 million for the same period of 2009. The increase in income tax is primarily due to a higher French taxable income as a result of higher oil prices and the initial payment made by Hess under the Hess Investment Agreement.

Other comprehensive income (loss)

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2010, Toreador had accumulated an unrealized loss of $2.5 million. For the year ended December 31, 2009, Toreador had an unrealized gain of $4.6 million.

        The functional currency of our operations in France is the Euro, and the exchange rate used to translate the financial position of the French operations at December 31, 2010 and 2009 is shown below:

	December 31,
	2010	2009
US Dollars	€0.7484	€0.6942

Loss from discontinued operations

        Toreador had no sales and other operating revenue from discontinued operations for the twelve months ended December 31, 2010 due to the sale of all its discontinued operations in 2009. For the twelve months ended December 31, 2010, Toreador recorded $1,070,000 as general and administrative expense associated with the payment of $657,000 made to Scowcroft under the Settlement Agreement on April 30, 2010 and associated legal costs, $254,000 for legal costs associated to the Netherby dispute and Overriding Interest payment, and $104,000 of additional tax associated with Toreador Hungary Limited activities in 2009. Toreador thus recorded a loss of $739,000 from discontinued operations for the twelve months ended December 31, 2010.

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, Toreador no longer has any operational involvement in Romania. This resulted in a gain of $5.8 million, which was recorded in the first quarter of 2009.

        On March 3, 2009, Toreador completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey, to Petrol Ofisi for $55 million. In accordance with the revised assignment announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million was paid on September 1, 2009. There was no gain or loss resulting from this sale.

        On September 30, 2009, Toreador entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Tiway Oil BV, a company organized under the laws of the Netherlands ("Tiway"), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey Ltd. was completed on October 7, 2009 and resulted in a gain of $1.8 million for the twelve months ending December 31, 2009.

        On September 30, 2009, the Company entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (RohölAufsuchungsAktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited to RAG for total consideration consisting of (1) a cash payment of $5.4 million (€ 3.7 million) paid at closing, (2) $435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of $2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations (see "Note 19—Discontinued Operations").

        Results for these assets reported as discontinued operations were as follows:

	For The Year Ended December 31,
	2010	2009
	(In thousands)
Revenues:
Oil and natural gas sales	$107	$4,545
Costs and expenses:
Lease operating	—	886
Exploration expense	—	868
Impairment of oil and natural gas properties	—	10,725
Depreciation, depletion and amortization	—	157
Dry hole costs	—	1,318
General and administrative	1,070	3,424
(Gain) loss on sale of properties	—	(3,583)

Total costs and expenses	1,070	13,795

Operating loss	(963)	(9,250)
Other income (expense):
Loss on early extinguishment of debt	—	(4,881)
Foreign currency exchange	258	3,822
Interest and other income	66	414
Interest and other expense	—	(185)

Loss before taxes	(639)	(10,080)
Income tax provision	(101)	—

Loss from discontinued operations	$(740)	$(10,080)

Comparison of Years Ended December 31, 2010 and 2009

	For The Year Ended December 31,
	2010	2009		2010	2009
Production:			Average Price:
Oil (MBBL):			Oil ($/BBL):
Turkey	—	39	Turkey	—	49.78
Romania	—	—	Romania	—	—

Total	—	39	Total average oil price	—	49.78

Gas (MMcf):			Gas ($/Mcf):
Turkey	—	301	Turkey	—	8.64
Romania	—	—	Romania	—	—

Total	—	301	Total average gas price	—	8.64

MBOE:			$/ BOE:
Turkey	—	89	Turkey	—	50.94
Romania	—	—	Romania	—	—

Total	—	89	Total average price per BOE	—	50.94

Revenue and other operating income

Sales and other operating revenue

        Sales and other operating revenue for the twelve months ended December 31, 2010 were $71,000 resulting from Romania royalty interest (Fauresti) as compared to $4.5 million for the comparable period in 2009. This decrease is due to the sale all of our discontinued assets in 2009.

Total costs and expenses

Lease operating

        Lease operating expense was zero for the twelve months ended December 31, 2010, as compared to $886,000, for the comparable period in 2009. This decrease is due to the sale of all our discontinued assets in 2009.

Exploration expense

        Exploration expense for the twelve months ended December 31, 2010 was $0 as compared to $868,000 for the comparable period in 2009. This decrease is primarily due to the sale of Toreador's 26.75% interest in the SASB to Petrol Ofisi in March 2010, followed by the sale of Toreador Turkey to Tiway in October 2009 and the disposal of our Romanian operations in January 2009.

Dry hole and abandonment

        Dry hole and abandonment cost for the twelve months ended December 31, 2010 was zero as compared to $1.3 million in 2009. In 2009 Toreador's drilled the Durusu#1, in offshore Turkey, which was a dry hole.

Depreciation depletion and amortization

        For the twelve months ended December 31, 2010, depreciation, depletion and amortization expense was zero as compared to $157,000 for the twelve months ended December 31, 2009. This decrease is due to the sale of all Toreador's discontinued assets in 2009.

Impairment of oil and natural gas properties and intangible assets

        Impairment charged in 2010 was zero as compared to $10.7 million in 2009. The 2009 impairment was a result of 1) Toreador 's decision not to proceed with the Kiha pipeline in Hungary for $5.4 million and 2) the decline in the fair market value of the South Akcakoca Sub-basin assets in Turkey for $5.3 million.

        For further information, see "Note 19—Discontinued Operations"

General and administrative

        For the twelve months ended December 31, 2010, Toreador's recorded $943,000 as general and administrative expense compared to $3.4 million for the same period last year. These expenses were associated with the payment made to Scowcroft under the Settlement Agreement on April 30, 2010 and associated legal costs, $182,000 for legal costs associated to the Netherby dispute and Overriding Interest payment, and $104,000 of additional tax associated with Toreador Hungary Limited activities in 2009.

Gain/loss on sale of assets

        For the year ended December 31, 2010, Toreador did not have a sale of assets as compared with a gain of $3.6 million for the comparable period of 2009. The table below shows the gain/(loss) by country:

	For The Year Ended December 31,
	2010	2009
	(In thousands)
Turkey	$—	$1,811
Romania	—	5,846
Hungary	—	(4,074)
United States	—	—

Gain (loss) on sale of assets	$—	$3,583

        The gains are primarily attributable to the reclassification of Accumulated Other Comprehensive Income, recorded on the balance sheet, to gain/(loss) on sale.

Loss on early extinguishment of debt

        Toreador did not record any loss for early extinguishment of debt for the year ended December 31, 2010 compared to a loss on the early extinguishment of debt of $4.9 million for the same period in 2009, which was due to early repayment of the International Finance Corporation revolving credit facility with the proceeds of the Petrol Ofisi sale for an outstanding balance of $36.4 million (including $5.9 million of additional compensation and $500,000 for accrued interest and fees).

Foreign currency exchange

        Toreador did not record a gain on foreign currency exchange for the year ended December 31, 2010 as compared with a $3.8 million gain for the comparable period of 2009. This decrease is due to the sale of all of our discontinued assets in 2009.

Interest and other income

        Interest and other income was $66,000 for the year ended December 31, 2010 as compared with $414,000 in the comparable period of 2009. This decrease is due to the sale of all Toreador's discontinued assets in 2009.

Interest expense, net of interest capitalization

        Interest expense was zero for the year ended December 31, 2010, as compared to $185,000 for the comparable period of 2009. This decrease is due to the sale all of Toreador's discontinued assets over 2009.

Selected Quarterly Financial Data

        We derived the selected historical financial data in the table below from our unaudited interim consolidated financial statements. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. The historical data presented here is only a summary and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2011:
Revenue/other operating income	$9,195	$10,353	$8,423	$8,005
Total costs and expenses	11,416	9,372	9,803	13,446
Income (loss) from continuing operations, net of tax	(5,095)	(332)	(1,986)	(6,161)
Income (loss) from discontinued operations, net of tax	(163)	(2,919)	(121)	(955)
Net income (loss)	(5,259)	(3,251)	(2,818)	(6,404)
Income (loss) available to common shares	(5,259)	(3,251)	(2,818)	(6,404)
Basic income (loss) available to common shares per share	(0.21)	(0.12)	(0.10)	(0.25)
Diluted income (loss) available to common shares per share	(0.21)	(0.12)	(0.10)	(0.25)
For the year ended December 31, 2010:
Total revenues	$5,511	$20,964	$6,563	$7,744
Total costs and expenses	7,330	6,951	5,928	13,287
Income (loss) from continuing operations, net of tax	(6,904)	6,550	(2,604)	(5,792)
Income (loss) from discontinued operations, net of tax	(575)	(247)	(290)	372
Net income (loss)	(7,479)	6,303	(2,894)	(5,420)
Income (loss) available to common shares	(7,479)	6,303	(2,894)	(5,420)
Basic income (loss) available to common shares per share	(0.32)	0.26	(0.12)	(0.22)
Diluted income (loss) available to common shares per share	(0.32)	0.26	(0.11)	(0.22)

Off-balance sheet arrangements

        Toreador has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk, including the effects of adverse changes in commodity prices and, potentially, interest rates as described below.

        The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive agreements were entered into for purposes other than speculative trading.

        Commodity Price Risk.    Our major market risk exposure is in the pricing it receives for its oil and gas production. Realized pricing is primarily driven by the prevailing price for oil and the spot market prices applicable to natural gas production. Pricing for oil and gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for its oil and gas production depend on many factors outside of its control, such as the strength of the global economy.

        To reduce the impact of fluctuations in oil and gas prices on its revenues, or to protect the economics of property acquisitions, we in the future may periodically enter into derivative contracts with respect to a portion of its projected oil and gas production through various transactions that fix or, through options, modify the future prices realized. These transactions may include price swaps whereby we would receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby it would receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. In addition, we may in the future enter into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. Such hedging activities are intended to manage exposure to oil and gas price fluctuations.

Derivative Financial Instruments

        At times Toreador utilizes commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell and (ii) support our annual capital budgeting and expenditure plans. When Toreador had its senior credit facilities that required these instruments, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under these facilities. The trading party that represents the other side of each of these transactions is known as a "counterparty." During 2011, Toreador had the following derivative in place:

Type	Period	Barrels	Floor	Ceiling
Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00

        See Note 2 of Notes to Consolidated Financial Statements for a description of our accounting policies followed relative to derivative financial instruments and for specific information regarding the terms of our derivative financial instruments that are sensitive to changes in crude oil commodity prices.

        Interest Rate Risk.    ZaZa and ZaZa LLC historically have not had any long term debt, but we have incurred long term debt under our Senior Notes. We may enter into interest rate derivative contracts on a portion of its then outstanding debt to mitigate the risk of fluctuating interest rates

        Counterparty and Customer Credit Risk.    We are subject to credit risk due to the concentration of its oil and gas receivables with only a few significant customers. Please read "Business, Industry & Properties—Marketing and Customers" for further detail about our significant customers. Our inability, or the failure of its significant customers to meet their obligations to us or their insolvency or liquidation, may materially adversely affect our financial results. In addition, any oil and gas derivative contracts that we may enter into in the future may expose us to credit risk in the event of nonperformance by counterparties.

        The risks inherent in our market-sensitive instruments are the potential loss arising from adverse changes in oil prices and foreign currency exchange rates as discussed below. The sensitivity analysis however, neither considers the effects that such adverse changes may have on overall economic activity nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

        The following quantitative and qualitative information is provided about financial instruments from which we may incur future earnings gains or losses from changes in commodity prices. We do not designate our derivatives as hedges; however, we do not enter into derivative or other financial instruments for trading purposes.

Foreign Currency Exchange Rates

        The functional currency of our French operations is the Euro. While our oil sales are calculated on a U.S. dollar basis, we are exposed to the risk that the values of our French assets will decrease and that the amounts of our French liabilities will increase.

Item 8.    Financial Statements and Supplementary Data.

        The Reports of Independent Registered Public Accounting Firms and Consolidated Financial Statements are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein.

        The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

        As we disclosed in our Registration Statement on Form S-4 (File No. 333-177264) filed by the Company on October 12, 2011 and as subsequently amended by Amendment No. 1 thereto on November 22, 2011 and Amendment No. 2 thereto on January 10, 2012 (as amended, the "Registration Statement"), on August 29, 2011, our material subsidiary, ZaZa LLC, formally informed KPMG LLP ("KPMG"), ZaZa LLC's independent registered public accounting firm, of its dismissal. KPMG had served as ZaZa LLC's independent registered public accounting firm since 2010. The decision to dismiss KPMG as ZaZa LLC's independent registered public accounting firm was approved by all of ZaZa LLC's members, who together served as ZaZa LLC's management. The reports of KPMG on ZaZa LLC's financial statements as of December 31, 2010 and 2009 and for the fiscal year ended December 31, 2010 and for the period from March 4, 2009 (inception) to December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the period from March 4, 2009 (inception) to December 31, 2009, ZaZa LLC's most recent fiscal year ended December 31, 2010, and the subsequent interim period prior to the date of KPMG's dismissal, there were no: (a) disagreements between ZaZa LLC and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years; or (b) "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

        On August 29, 2011, ZaZa LLC engaged Ernst & Young LLP ("E&Y") to reaudit and issue opinions for the period from March 4, 2009 (inception) to December 31, 2009 and for the fiscal year ended December 31, 2010, and to serve as its independent registered public accounting firm for ZaZa LLC's fiscal year ended December 31, 2011. The decision to engage E&Y as ZaZa LLC's independent registered public accounting firm was approved by all of ZaZa LLC's members, who together served as ZaZa LLC's management. During the period from March 4, 2009 (inception) to December 31, 2009, ZaZa LLC's most recent fiscal year ended December 31, 2010, and the subsequent interim period up to the date of E&Y's engagement, ZaZa LLC did not consult with E&Y regarding matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K, although E&Y did perform due diligence into the books and records of Toreador on behalf of ZaZa LLC in anticipation of the transaction whereby ZaZa LLC and Toreador became our subsidiaries.

        As previously disclosed in our Registration Statement on Form S-4 (File No. 333-177264), ZaZa LLC provided KPMG with a copy of the disclosures in such Registration Statement and requested that KPMG furnish a letter, pursuant to Item 304(a)(3) of Regulation S-K, addressed to the Securities and Exchange Commission and stating whether it agreed with the disclosure in the Registration Statement. KPMG provided such letter, which we filed as Exhibit 16.1 to such Registration and is incorporated herein by reference.

Item 9A    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B    Other Information.

Senior Notes

        On June 8, 2012, we entered into an amendment and waiver (the "SPA Amendment and Waiver") to the Securities Purchase Agreement dated February 21, 2012 (the "SPA"), relating to our 8% senior secured notes due 2017 (the "Senior Notes"). The SPA Amendment and Waiver:

  •
  permits certain intercompany loans;

  •
  requires the consent of the holders of a majority of the Senior Notes to any amendment or termination of the EDAs or Toreador's joint venture with Hess in France and to dispositions of oil and gas properties; and

  •
  waives all existing defaults arising under the SPA, including our failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Notes.

The SPA Amendment and Waiver is subject to certain conditions, including providing December 31, 2011 annual financial statements, which are included in this Annual Report on Form 10-K, and March 31, 2012 quarterly financial statements by June 29, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012.

        The holders of the Senior Notes also have agreed to consent to the transactions contemplated by the HoA if we pay down the outstanding principal amount of the Senior Notes by $33.0 million and pay a $3.5 million associated fee. This pay down will be offered to each note holder on a pro-rata basis and occur simultaneous with the closing of the transactions contemplated by the HoA. The holders of the Senior Notes also are requiring the following amendments to the SPA as a condition of the consent, which amendments will be entered into no later than the consummation of the transactions outlined in the HOA:

  (a)
  consent rights for the holders of a majority of the Senior Notes on all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Notes, until such time as the Senior Notes have an outstanding principal amount of $25 million;

  (b)
  a provision that if the Senior Notes have not been paid down to $35 million by their one-year anniversary (February 21, 2013) the interest rate will increase from 8% to 10% per annum;

  (c)
  a limit on additional debt incurrence to $50 million in reserve-based lending; and

  (d)
  a requirement that we engage an investment banker to assist us in securing a joint venture partner or partners for our Eagle Ford and Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company.

        The parties also entered into an Amended and Restated Subordination Agreement with Todd Brooks, a director and President of the Company, John Hearn, a director and Executive Director—Geoscience of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by us under the relevant subordinated promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Notes.

Indemnity Agreements

        Effective June 12, 2012, we entered into an indemnity agreement with each of our directors and executive officers. The indemnity agreements will supplement existing indemnification provisions in our certificate of incorporation and bylaws, and generally provide for the indemnification of all liabilities, costs and expenses incurred by our directors and executive officers in connection with the performance of their duties for ZaZa, subject to certain customary exclusions. The indemnity agreements also provide for the reimbursement of expenses any such person incurs as a witness in connection with a proceeding involving ZaZa and the advancement of expenses during any proceeding prior to a final resolution as long as such person agrees to return such funds if it is determined that they were not entitled to indemnification under the indemnity agreements. The indemnity agreements also establish customary procedures to determine whether a person is entitled to indemnification, including by the appointment of an independent counsel to evaluate such person's claim to indemnification. The foregoing summary is qualified in its entirety by reference to the complete text of the indemnity agreements, a form of which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        Prior to the Combination, ZaZa had two directors: Todd Alan Brooks, as the designee of ZaZa LLC, and Adam Kroloff, as the designee of Toreador. Pursuant to the stockholders' agreement entered into as part of the Combination and the amended and restated bylaws of ZaZa, for the three years following the closing of the Combination, the ZaZa board of directors will consist of nine members and the ZaZa LLC Members will be entitled to designate a proportional number of directors to the board of directors (but not more than seven) based upon the ZaZa LLC Members' (and their permitted transferees') percentage ownership of ZaZa. Pursuant to the stockholders' agreement, for three years after closing, in connection with each annual meeting of the stockholders of ZaZa, or special meeting calling for the election of directors, the ZaZa LLC Members and their permitted transferees will have the right to nominate a number of directors of ZaZa in proportion to their percentage ownership of ZaZa common stock, and a three member nominating committee, two of the members of which will be the initial Toreador designees or their successors, will nominate the remaining number of directors for election at the annual meeting. The ZaZa LLC Members agreed to vote their shares in favor of the individuals nominated and not to vote in favor of the removal of any such individuals in accordance with the foregoing. If, prior to the third anniversary of the closing, there is a death, resignation, retirement or removal of a director or other vacancy on the board of directors of ZaZa, the ZaZa LLC Members will have the right to fill the vacancy if such appointment is necessary to maintain a proportional number of directors based on the ZaZa LLC Members and their permitted transferees ownership of the outstanding shares of ZaZa common stock, and the nominating committee will have the right to fill any other vacancy where a replacement is not necessary to maintain such proportional ownership.

        ZaZa's board of directors currently consists of eight directors, with six designated by the previous ZaZa LLC Members and two designated by Toreador. Toreador designated Adam Kroloff, the former Chairman of the Board of Toreador, and Bernard de Combret, a former independent director of Toreador. ZaZa LLC designated Todd Alan Brooks, John E. Hearn Jr. and Gaston L. Kearby, the three former managing members of ZaZa LLC; Craig M. McKenzie, the former President and Chief Executive Officer of Toreador; Travis H. Burris; and Herbert C. Williamson III, a former independent director of Toreador. Based on the current stock ownership of the ZaZa LLC Members, the Nominating and Corporate Governance Committee has the right to appoint the ninth and final member of the Board of Directors. The Nominating and Corporate Governance Committee is considering candidates for potential appointment to our board of directors.

Independent Directors

        Our board of directors have determined that the following directors are independent under Listing Rule 5605(a)(2) of the NASDAQ Stock Market LLC ("Nasdaq") and applicable rules of the SEC:

        Travis H. Burris, age 50. Mr. Burris has served as a director of ZaZa since the Combination. From April 2008 to the present, Mr. Burris has been a director of Forbes Energy Services, an oilfield services company, where he has served as a member of the Audit Committee and as the Chairman of the Compensation Committee of the board of directors. Mr. Burris also serves as the Chairman of the Board for several private companies, including: Agrow Credit Corporation, Inc., where he has been a director since 1995; Cash Box Pawn, Inc., where he has been a director since 2000; Producers Ag Finance, where he has been a director since 2001; and Resonant Finance, where he has been a director since 2007. Mr. Burris' past service on boards of director includes service as the Chairman of the Board of Falfurrias State Bank from 2001 to 2010, as a director of Mesquite Helicopter Service, Inc. from 1994 to 2008, as a director of Mesquite Aviation from 1998 to 2008, as a director of Resonant

Technology since 2006, and, from 1990 to 2007, as the founder and Chairman of the Board of Alice Loan Company, a real estate development company. In addition, as a serial entrepreneur, Mr. Burris has been President, Chief Executive Officer and a director of Texas Champion Bank since 1987, Founder, and President of G. and G. Loan Company since 1991, and has significant ownership stakes in various ranching and real estate investment businesses. Mr. Burris received a Bachelor of Business Administration degree in Finance from Texas A&M University in 1983. Mr. Burris' experience as a director at numerous businesses including those in the oilfield services and banking industries provides him with valuable expertise as a director of ZaZa. Mr. Burris has been appointed by the board of directors to serve as the chairman of the Audit Committee and as the chairman of the Compensation Committee of our board of directors.

        Bernard de Combret, age 69. Mr. de Combret has served as a director of ZaZa since the Combination and previously served as a director of Toreador from September 2009 until the Combination. Mr. de Combret, a French citizen, is the former Deputy Chairman of the Executive Committee of Total. Mr. de Combret is currently non-executive director of Winstar Resources Ltd. and of Calvalley Petroleum Inc. He is also a member of the International Advisory Board of Banco Santander. Mr. de Combret spent 24 years from 1978 to 2002 (until he retired) with Elf and then Total S.A. where he held several executive positions, including but not limited to, Chief Executive for Refining/Marketing, Chief Executive for Gas, Power, and New Energy, and Chief Executive for Trading and Transportation. Mr. de Combret has also served as a member of the board of directors for various public companies including, among others, CEPSA, Intercontinental Exchange, Banco Central Hispano, Maurel & Prom, Petrofac Ltd. and Coastal Energy Company, and for subsidiaries of public companies, including Atochem, Axa Re, Renault VI. Prior to joining the oil industry, Mr. de Combret was a high civil servant in France, holding senior positions in the Ministry of Finance and in the Ministry of Foreign Affairs. Mr. de Combret graduated from Ecole Polytechnique and Ecole Nationale d'Administration. Mr. de Combret brings to the board of directors a wealth of multi-national leadership and corporate governance experience, as well as strong financial and public policy track records. Mr. de Combret has been appointed by the board of directors to serve on the Nominating and Corporate Governance Committee and Audit Committee of our board of directors.

        Bernard de Combret has been involved with an inquiry concerning Total S.A.'s conduct in the "Oil-for-Food" program. This matter dates back to before Mr. de Combret retired from Total S.A. Notwithstanding the Public Prosecutor's two previous recommendations that charges not be filed, the Investigating Magistrate has decided that Mr. de Combret, together with Total S.A. and other current and former employees of Total S.A., will face charges related to this matter.

        Adam Kroloff, age 50. Mr. Kroloff has served as a director of ZaZa and a member of the Nominating and Corporate Governance and Compensation Committees since its merger with Toreador in February 2012. Prior to the merger, Mr. Kroloff was the Chairman of the Board as well as the Chairman of the Nominating and Corporate Governance and Compensation Committees of Toreador where he was a director since June 2009.

        Until 2012 Mr. Kroloff was also a Vice President of BP PLC where his roles focused on matters of governance, strategy and risk management. He worked for BP for 20 years in corporate and international roles and across every business division.

        Prior to joining BP, Mr. Kroloff was a litigator. He holds a Juris Doctorate from the University of California, Hastings College of the Law and a Bachelor of Arts degree from Claremont McKenna College, and is a member of the California (inactive) and Alaska (active) bars.

        Mr. Kroloff brings to the Board of Directors extensive global industry experience in governance, strategy and risk management, as well as a background in law.

        Herbert C. Williamson III, age 63. Mr. Williamson has served as a director of ZaZa since the Combination and previously served as a director of Toreador from January 2006 until the Combination. He is a private investor and has significant oil and gas experience with a strong focus on international activities. From July 2001 to June 2002, he was a part-time consultant to Petrie Parkman and Company for new business development. From April 1999 through July 2001 he was a Director and Interim Chief Financial Officer of Merlon Petroleum Company. From October 1998 through April 1999 he was a Director and Chief Financial Officer of Seven Seas Petroleum. From 1995 through 1998 he was a Director in the Energy Group of Credit Suisse. From 1985 until 1995, he was Vice Chairman and Executive Vice President at Parker & Parsley Petroleum Company. Mr. Williamson holds an MBA degree from Harvard Business School in 1977 and a BA degree from Ohio Wesleyan University in 1970. He also serves as a director of Merlon International, a private oil and gas exploration company with primary operations in onshore Egypt, and as a director of Eagle Rock Energy Partners, LLC, a domestic U.S. midstream and upstream oil and gas company. Mr. Williamson brings to the Board of Directors extensive industry experience as an executive and a consultant with a focus on finance, investment banking and general management. Mr. Williamson has been elected as non-executive chairman of our board of directors and appointed by the board of directors to serve as the chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of our board of directors.

Non-Independent Directors

        The following directors also serve as executive officers of ZaZa:

        Todd Alan Brooks, age 37. Mr. Brooks has served as a director of ZaZa since the Combination. Mr. Brooks graduated from Vanderbilt University in 1997 with a degree in Economics. Immediately thereafter, he earned a Doctor of Jurisprudence from South Texas College of Law in 2000. Mr. Brooks worked as a production analyst for L.J. Melody & Co, one of the largest real estate investment banking firms in the U.S., from 2000 to 2003. Mr. Brooks worked in the field as a land man for OGM Land, based in Houston, from 2004 until 2006, where he delivered title work and negotiated oil & gas leases on behalf of OGM's clients in East Texas, Arkansas, and the Gulf Coast. In 2006, Mr. Brooks became trustee for his family's mineral trusts. Mr. Brooks is also the principal of Neuhaus Brooks Investments, LLC, a company focused on making energy investments in multiple geographic regions. Mr. Brooks formed ZaZa LLC in 2009 with Messrs. Kearby and Hearn. Mr. Brooks now serves as Treasurer and Executive Director—President for ZaZa. Mr. Brooks brings to the board of directors of ZaZa his experience in asset evaluation, capital markets, and acquiring oil and gas leases in the Eagle Ford shale on behalf of ZaZa, and other leases on behalf of previous employers.

        John E. Hearn, Jr., age 54. Mr. Hearn has served as a director of ZaZa since the Combination. From 1984 until 1990, Mr. Hearn was a staff geologist and then a member of the Major Play Exploration Team with Texas Oil & Gas in Corpus Christi. Mr. Hearn founded Lara Energy Inc. in 1991. Mr. Hearn formed ZaZa LLC in 2009 with Messrs. Brooks and Kearby. Mr. Hearn managed ZaZa LLC's technical team and evaluated drilling during development for ZaZa LLC in the Eagle Ford shale. Mr. Hearn now serves as Executive Director, Geoscience for ZaZa. Mr. Hearn received a Bachelor of Science Degree in Geology in 1980 from the University of Houston. Mr. Hearn brings to the board of directors more than 30 years of technical background and experience in the oil and gas industry.

        Craig M. McKenzie, age 49. Mr. McKenzie has served as a director of ZaZa since the Combination and previously served as the President and Chief Executive Officer of Toreador from March 2009 until the Combination and served as Toreador's interim President and Chief Executive Officer and a director beginning in January 2009. From October 2007 to December 2008, he was the Chief Executive Officer and Director of Canadian Superior Energy, Inc., a Canadian oil and gas exploration and production company. From May 2004 to September 2007, he was the President of BG Trinidad & Tobago of BG

Group plc, an integrated natural gas company. He was a member of the Atlantic LNG stockholders' board from September 2004 to September 2007. From 1986 to May 2004, he was at BP plc (Amoco Corporation prior to the merger) where he held various senior level positions, including unit leader of North Sea Projects and Exploration, Executive Assistant in the office of the Group Chief Executive Officer and Negotiator within the Mergers and Acquisitions Group. He holds a BS degree in Petroleum Engineering from Louisiana State University and a Masters in Management from the Kellogg School of Management, Northwestern University. Mr. McKenzie's industry experience includes working in over 20 countries in both operations and commercial positions. Mr. McKenzie brings to the board of directors a strong history of global operational, commercial and mergers and acquisition leadership experience.

        On March 5, 2009, Canadian Superior Energy, Inc. filed a voluntary petition for bankruptcy protection under the Company's Creditors Arrangement Act (Canada) in the Court of Queen's Bench of Alberta; the company emerged from bankruptcy protection in September 2009. Mr. McKenzie was the Chief Executive Officer of Canadian Superior Energy, Inc. from October 2007 to December 2008.

        The following director ceased to be an executive officer of ZaZa as of May 3, 2012, but owns over 20% of its common stock:

        Gaston L. Kearby, age 51. Mr. Kearby has served as a director of ZaZa since the Combination. Mr. Kearby founded Omega Energy Corp. in 1988 (currently named Omega Energy, LLC) and today serves as its President and Chief Executive Officer. Omega is a privately held, Corpus Christi-based oil and gas company that owns a portfolio of interests in operated and non-operated oil and gas properties in Texas and adjoining states. Mr. Kearby began his career in the oil and gas industry in 1984, buying and selling drilling pipe to oil well operators in south Texas. Over time, his business expanded to include capping, salvaging and reselling drilling pipe reclaimed from unproductive wells, as well as purchasing and operating existing wells. In 2009, Mr. Kearby founded ZaZa with Messrs. Brooks and Hearn to pursue opportunities in the emerging Eagle Ford shale and elsewhere. While Mr. Kearby's experience has been primarily focused in oil and gas operations in south Texas, his experience includes overseeing production operations spanning a large part of North America. Mr. Kearby's depth of experience in evaluating, acquiring, enhancing and operating existing production wells is valuable to the board of directors of ZaZa.

Involvement in Legal Proceedings

        None of our officers or directors has been involved in any legal proceedings that would be required to be disclosed under Item 401(f) of Regulation S-K, except for the matters related to Messrs. de Combret and McKenzie described above and as otherwise described herein.

Committees

        ZaZa's board of directors has the following standing committees: Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee. Each of these committees has a written charter approved by our Board.

Independent Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Bernard de Combret	X		X
Travis Burris	Chairman	Chairman
Adam Kroloff		X	X
Herb Williamson	X	X	Chairman

Nominating and Corporate Governance Committee

        The Nominating and Corporate Governance Committee is currently composed of Messrs. Kroloff, de Combret and Williamson (Chairman). The Nominating and Corporate Governance Committee held its inaugural meeting in March 2012.

        A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.zazaenergy.com.

        The functions of the Nominating and Corporate Governance Committee include: (i) identifying and assessing persons qualified to become members of the board of directors; (ii) recommending to the board of directors a slate of director nominees for election or reelection at the annual meeting of stockholders, subject to the provisions of our stockholders' agreement; (iii) recommending to the board of directors persons to fill board of directors and committee vacancies; and (iv) developing and recommending to the board of directors a set of corporate governance principles and making other recommendations to the board of directors relative to corporate governance issues.

Audit Committee

        The Audit Committee is currently composed of Messrs. Burris (Chairman), de Combret and Williamson. The Audit Committee held its inaugural meeting in March 2012. The Board has determined that each of Messrs. Burris and Williamson is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Please see the biographies for Messrs. Burris and Williamson in Item 10 of this Form 10-K for information on their experience and education which qualifies them as "audit committee financial experts."

        A copy of the Audit Committee Charter is available on our website at www.zazaenergy.com.

        The purpose of the Audit Committee is to (i) oversee our accounting and financial reporting processes, (ii) oversee the audit of our financial statements, (iii) review our compliance with legal and regulatory requirements, (iv) review our independent auditor's qualifications and independence, and (v) review the performance of our independent auditors.

  Report of the Audit Committee

        The Audit Committee Charter sets forth the responsibilities of the Audit Committee which include: (i) selecting, evaluating and reviewing the independence of and approving services provided by our independent registered public accounting firm, (ii) reviewing the conduct of the audit, (iii) resolving disagreements between our management and our independent registered public accounting firm, (iv) reviewing critical accounting policies and practices and any proposed changes thereto, (v) reviewing Form 10-K and Form 10-Q prior to filing, and overseeing ZaZa's procedures with respect to press releases containing information regarding financial performance, (vi) overseeing ZaZa's internal audit function, (vii) reviewing and assessing the adequacy of ZaZa's internal control systems, (viii) reviewing and approving (if appropriate) related-party transactions, and (ix) preparing the annual Audit Committee Report.

        In fulfilling its responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

        The Audit Committee reviewed and discussed with Ernst and Young Audit ("E&Y"), the Company's independent registered public accounting firm which is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not just the acceptability, of ZaZa's accounting principles. The Audit Committee also discussed with E&Y the matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees), as amended by Statement on Auditing Standards No. 90 (Audit Committee Communications), and applicable SEC rules and regulations. In addition, the Audit Committee has discussed with E&Y its independence from management and ZaZa, including the matters in the written disclosures and the letter provided to ZaZa (and received and reviewed by the Audit Committee) by E&Y, as required by applicable requirements of the Public Company Accounting Oversight Board regarding E&Y's communications with the Audit Committee, and considered the compatibility of non-audit services with E&Y's independence.

        The Audit Committee discussed with E&Y the overall scope and plans for its audits. The Audit Committee met with E&Y, with and without management present, to discuss the results of its examinations, and the overall quality of ZaZa's financial reporting.

        The Audit Committee also reviewed management's report on its assessment of the effectiveness of the Company's internal control over financial reporting. The Audit Committee discussed with management significant deficiencies and material weaknesses identified during the course of the assessment and the audit and management's plan to remediate those control deficiencies.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors approved) that the audited financial statements be included in our Annual Report on Form 10-K for the year ending December 31, 2011 for filing with the SEC.

By the Audit Committee: Travis Burris, Chairman Bernard de Combret Herbert Williamson III

Compensation Committee

        The Compensation Committee is currently composed of Messrs. Burris (Chairman), Kroloff and Williamson. The Compensation Committee held its inaugural meeting in March 2012.

        A copy of the Compensation Committee Charter is available on our website at www.zazaenergy.com.

        The purpose of the Compensation Committee is to assist the board of directors in discharging its responsibilities relating to executive compensation. Pursuant to its charter, the specific functions of the Compensation Committee include: (i) overseeing the compensation of our executive officers; and (ii) overseeing the administration of our compensation and benefit plans with respect to all eligible participants, including stock incentive plans and predecessor and related plans, pension, retirement and profit sharing plans, and any other plans that require or provide for approval or administration by the board of directors.

Code of Ethics

        Our code of ethics, entitled the ZaZa Energy Corporation Code of Conduct, applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Conduct is publicly available on our website at www.zazaenergy.com. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, executive officers and persons who own more than 10% of our common stock (collectively "Section 16 Persons") to file initial reports of ownership (Forms 3) and reports of changes in ownership of common stock (Forms 4 and Forms 5) with the SEC as well as provide copies of the reports to the Company. As no Section 16(a) reports were required in 2011, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations from each Section 16 Person, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its Section 16 Persons were met.

Management of ZaZa

        The following table sets forth the name, age and title of each of the persons who are executive officers of ZaZa:

Name, Age	Position
Craig M. McKenzie, 49	Chief Executive Officer
Charles J. Campise, 61	Chief Financial Officer
Todd Alan Brooks, 37	Executive Director—President
John E. Hearn, Jr., 54	Executive Director, Geoscience

        Charles Campise, age 61. Mr. Campise joined ZaZa LLC in September 2011 as interim Chief Financial Officer. Mr. Campise was previously employed by Toreador from 2005 until his retirement in 2009. At Toreador, he served as Senior Vice President and Chief Financial Officer from June 2007 to August 2009, when the Company relocated its headquarters to Paris, France, and from May 2005 to June 2007 he served as Vice President and Chief Accounting Officer. Prior to his time with Toreador, Mr. Campise served as the Corporate Controller of Transmeridian Exploration from December 2003 until May 2005 and, from July 2002 until December 2003, he performed independent accounting and financial consulting. From April 2001 to June 2002, he served as the Finance Director and as a member of the board of directors of an Apache Corporation joint venture company located in Cairo, Egypt. From January 1998 to December 2001, he served as a Vice President of Finance and Administration for Ocean Energy Cote d'Ivoire. Mr. Campise received a Bachelor of Arts degree from the University of St. Thomas—Houston in 1973 and is a certified public accountant licensed in the State of Texas. Mr. Campise's many years of experience in the oil and gas industry in accounting and finance positions and, specifically, his prior years of service to Toreador as its Chief Financial Officer and his previous service as ZaZa LLC's interim Chief Financial Officer, make Mr. Campise uniquely qualified to serve as the Chief Financial Officer of ZaZa.

Item 11.    Executive Compensation.

  Basis of Presentation

        Prior to the Combination, our executive officers were also officers of either Toreador or ZaZa LLC and received all of their compensation from those companies. Since ZaZa LLC is our accounting predecessor, we are reporting the compensation for our executive officers that were also executive officers and managers of ZaZa LLC prior to the Combination as well the compensation for our chief financial officer, who was the interim chief financial officer for ZaZa LLC commencing in September, 2011. In addition, we are reporting the compensation paid to our chief executive officer by

Toreador, who was the chief executive officer of Toreador prior to the Combination. In total, we will be reporting the executive compensation for our principal executive officer, principal financial officer and our remaining two executive officers.

  Compensation Discussion & Analysis

        We were a newly formed company in 2011 and did not have any operations or compensation policies in place prior to the Combination. Prior to the Combination, our accounting predecessor was a private company that was managed by its three partners. ZaZa LLC paid its three managing partners amounts deemed appropriate by the partners based on negotiations with the managing partners and the liquidity of ZaZa LLC. The arrangements were documented pursuant to compensation agreements described below, which arrangements were terminated at the closing of the Combination.

        Our board of directors have directed the Compensation Committee to determine the compensation of our executive officers. The Compensation Committee has engaged the Hay Group to advise the committee on market trends and other factors appropriate for the compensation of our executive officers. The Compensation Committee intends to negotiate compensation arrangements with our executive officers in the next few months. Until final arrangements are made, we are currently paying our executive officers (other than Charles Campise) $525,000 in base salary and are continuing to pay Charles Campise at the same rate described below.

        On May 16, 2012, our board of directors approved an annual compensation plan for the non-executive directors: our non-executive chairman of the board of directors will receive an annual retainer of $160,000 in cash and restricted stock valued at $90,000 at the time of grant and all other non-executive directors will receive an annual retainer of $62,000 in cash and restricted stock valued at $56,000 at the time of grant. The restricted stock vests one-third at the time of grant and one-third on each of the first and second anniversaries of the date of grant. In addition, the chairman of the Audit Committee receives an annual cash retainer of $15,000, the chairman of the Compensation Committee receives an annual cash retainer of $10,000, and the chairman of the Nominating and Corporate Governance Committee receives an annual cash retainer of $7,500. As initial grants to the non-executive members of the board of directors, the board of directors all made a one-time award of 119,000 shares to the chairman of the board and 71,400 shares to the other independent directors. These shares vest one-third immediately, one-third on May 16, 2013, and one-third on May 16, 2014. No shares are to be issued until an equity plan has been approved by the Company's stockholders.

  Summary Compensation Table of ZaZa LLC

        The following table illustrates the compensation for the executive officers of ZaZa LLC in the years indicated:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Any Other Compensation ($)		Total ($)
Todd Alan Brooks,
Managing Partner	2011	$350,000		$700,000							$1,050,000
	2010	$272,273		$110,000							$382,273
John E. Hearn, Jr.,
Managing Partner	2011	$350,000		$700,000					$18,575.45	(2)	$1,068,575.45
	2010	$272,273		$110,000							$382,273
Gaston L. Kearby,
Managing Partner	2011	$350,000		$700,000					$19,694.67	(3)	$1,069,694.67
	2010	$272,273		$110,000							$382,273
Charles Campise,
Chief Financial Officer	2011	$85,200	(1)								$85,200

(1)
Reflects compensation paid on an hourly basis for the period of employment for the last four months of 2011.

(2)
Reflects reimbursement of living expenses for working in our Houston office from time to time while residing near and otherwise working in our Corpus Christi office.

(3)
Reflects reimbursement of living expenses for working in our Houston office from time to time while residing near and otherwise working in our Corpus Christi office.

  Narrative Disclosure Regarding ZaZa LLC Summary Compensation Table

        ZaZa LLC entered into compensation and bonus agreements with each of the executive officers (other than Charles Campise) described above. While each executive officer received the amounts listed above, the compensation and bonus agreements provide that each executive officer was entitled to an annual base salary of $350,000 as of May 1, 2010 and total annual compensation of $850,000 (including the discretionary bonus). Under the terms of the compensation and bonus agreements, ZaZa LLC was required to pay the full amount of the discretionary bonus less any base salary actually paid, when ZaZa LLC had the liquidity to make such payment.

        As part of the compensation arrangements described above, ZaZa LLC had also agreed to pay these executive officers the following performance bonuses, if the executive officer is with ZaZa LLC at the time the performance set forth below is achieved, and such performance bonus shall be paid upon specified events, which included the consummation of the Combination:

  •
  $1,000,000, upon leasing 100,000 acres (this goal was achieved in the first quarter of 2011);

  •
  $1,000,000, upon leasing 200,000 acres (this goal was achieved in the third quarter of 2011);

  •
  $500,000, upon leasing 250,000 acres;

  •
  $250,000, upon first oil production (this goal was achieved in the first quarter of 2011); and

  •
  $100,000 per well drilled, up to fifteen wells (ZaZa LLC drilled its 23rd well in the fourth quarter of 2011).

        On August 9, 2011, in connection with the execution of the merger agreement, each of the executive officers (other than Charles Campise, who did not and does not have any similar compensation and bonus agreement) entered into a separate letter agreement. The letter agreements provided that, upon the consummation of the Combination, ZaZa will assume ZaZa LLC's obligation to pay to each of the executive officers any compensation, including back salary, bonuses, incentive compensation and other compensation payable in respect of periods prior to the closing or in connection with the transactions contemplated by the closing (other than base salary and benefits in the ordinary course of business consistent with past practice), less any amounts previously paid. At the closing of the Combination, ZaZa paid approximately $8 million in the aggregate to the three executive officers in respect of such unpaid compensation, and issued a subordinated promissory note to the three members for approximately $9 million in the aggregate, which represented the unpaid balance of the compensation at the closing of the Combination. Pursuant to the letter agreements, the compensation agreements were terminated at the closing of the Combination and ZaZa has no further obligation with respect to such obligations (other than those arising under the subordinated promissory notes issued at the closing of the Combination).

Toreador Summary Compensation Table

        Prior to becoming the President and Chief Executive Officer of ZaZa on February 21, 2012, Mr. McKenzie was the President and Chief Executive Officer of Toreador, now one of ZaZa's wholly owned subsidiary. The following table sets forth information regarding the total compensation received by or earned by Mr. McKenzie during 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Stock Award ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total($)
Craig McKenzie, President and CEO	2011	420,000	—	—	1,050,000	127,630	(2)	1,597,630
	2010	420,000	—	—	1,512,000	126,234		2,058,234
	2009	396,307	3,224,722	—	630,000	395,611		4,646,640

(1)
These amounts represent the aggregate grant date fair value of awards granted to Mr. McKenzie as determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to note 11 in Toreador's financial statements in Toreador's annual report on Form 10-K filed March 16, 2010. The amounts above reflect Toreador's aggregate accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers.

(2)
Consists of (i) $59,439 in reimbursements for expenses related to housing in Paris, (ii) $52,546 in foreign service reimbursements and (iii) $15,645 of automobile expenses.

Grants of Plan-Based Awards Table

        The following table summarizes the 2011 grants of equity and non-equity plan-based awards.

Name	Grant		Estimated Possible Payouts under Non- Equity Incentive Plan Awards: Target(1)	Estimated Possible Payouts under Non- Equity Incentive Plan Awards: Maximum(1)	All Other Stock Awards: Number of Shares of Stock(#)	Grant Date Fair Value of Stock Awards($)
Craig McKenzie	NA	(2)	—	—	—	—
	3/15/2011		$420,000	$1,260,000	—	—

(1)
Granted pursuant to Mr. McKenzie's employment agreement, described below. There were only target and maximum levels, and no threshold levels.

(2)
Grants of restricted stock made to Mr. McKenzie are determined pursuant to a formula set forth in his employment agreement.

Narrative Disclosure Regarding Toreador Summary Compensation Table and Grants of Plan-Based Awards Table

        Total compensation as represented in the Summary Compensation Table includes certain reimbursements made to Mr. McKenzie during 2010 as well as short-term incentive compensation and a one-time cash award made in lieu of restricted stock under the 2005 LTIP for Mr. McKenzie. Base salary paid represented 20.4% of Mr. McKenzie's total compensation as represented in the Summary Compensation Table.

Employment Agreement

        Toreador has a formal employment agreement with Mr. McKenzie to serve as Toreador's President and Chief Executive Officer. The initial agreement, which was effective March 27, 2009, had a two-year term. As discussed above, in December 2010, however, an extension to Mr. McKenzie's employment agreement was negotiated for an additional one-year term until March 27, 2012.

        Under the agreement, Mr. McKenzie is eligible for (i) a base salary of at least $420,000 per year, (ii) an annual performance-based bonus with a target amount of 100% of base salary, (iii) participation in all health insurance and retirement programs maintained by Toreador in which senior executives are entitled to participate, and (iv) reimbursement for reasonable business and travel expenses. The agreement also provides for the grant of an annual long-term incentive award payable in shares of Toreador's common stock that vest in three equal installments on the subsequent first, second, and third anniversaries of the effective date of Mr. McKenzie's contract . For each fiscal year, the size of the long-term incentive award will depend on Toreador's stock price performance relative to its competitors, as described above. As discussed above, however, Mr. McKenzie negotiated with the Compensation Committee of Toreador as part of the extension of his employment agreement a one-time amendment to grant him the option to receive all or a portion of his long-term incentive compensation for 2010 in cash rather than restricted stock.

        If Mr. McKenzie's employment is terminated due to his death or disability, he will be entitled to (i) accrued but unpaid base salary and expense reimbursements ("accrued obligations"), (ii) any earned but unpaid short-term incentive award, (iii) a pro rata portion of his short-term incentive award for the year in which termination occurs, and (iv) pro rata vesting of any unvested shares of common stock held by Mr. McKenzie. If Mr. McKenzie dies or becomes disabled while traveling on official company business, in lieu of the foregoing benefits, he (or his estate) will be entitled to the severance benefits payable upon a termination without cause or resignation for good reason, discussed below.

        In the event Mr. McKenzie is terminated by Toreador without cause (as defined in the agreement) or as a result of Toreador's decision not to renew the term of the agreement, or he resigns for good reason (as defined in the agreement), he will be entitled to (i) accrued obligations, (ii) any earned but unpaid short-term incentive award, (iii) a pro rata portion of his target short-term incentive award (or, in the event of Toreador's non-renewal, the short-term incentive award for the year in which termination occurs), (iv) immediate vesting of any unvested shares of common stock held by Mr. McKenzie, (v) continuation of base salary and target short-term incentive award payments (or, in the event of Toreador's non-renewal, just base salary) for two years following termination, and (vi) continuation of health benefits for two years following termination. If Mr. McKenzie's termination without cause or resignation for good reason occurs within the year following a change of control of Toreador (as defined in the agreement), Mr. McKenzie will be entitled to the same payments and benefits set forth in the preceding sentence, except that the base salary and short-term incentive award portion of his severance will be paid in a lump sum (as opposed to over a two-year period).

        Mr. McKenzie's employment agreement contains a tax equalization provision which provides that in the event that the compensation received by Mr. McKenzie pursuant to the agreement becomes subject to taxation in France, Mr. McKenzie will be paid an additional amount so that Mr. McKenzie will be left in the same after-tax position as if his compensation had only been subject to any applicable U.S. federal, state and local taxes. The agreement also subjects Mr. McKenzie to standard prohibitions against disclosure of confidential information, as well as non-competition and non-solicitation covenants during the term of his employment and for one year thereafter.

Equity Awards

        As discussed above, restricted stock granted to Mr. McKenzie pursuant to Toreador's 2005 LTIP vests ratably over three years. In addition, any dividends that are paid on Toreador's common stock are also payable on the restricted stock, and Mr. McKenzie has the right to vote all shares of restricted stock held by him.

        ZaZa has not granted any equity awards to Mr. McKenzie. All of his vested shares and options were either converted into shares of ZaZa common stock or terminated in the Combination. The equity awards to be granted to Mr. McKenzie in ZaZa will be determined by the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the total outstanding equity awards as of December 31, 2011 for Mr. McKenzie. The market value of the stock awards was based on the closing price of $            of Toreador's common stock on December 31, 2011, the last trading day of 2011. The unvested stock awards include those grants of equity awards made in 2009 which were outstanding and unvested on December 31, 2011.

	Number of Shares of Stock That Have Not Vested (#)(1)	Value of Number of Shares of Stock that have Not Vested ($)(2)
Craig McKenzie	104,869

(1)
One-third of Mr. McKenzie's stock awards vest on each of the first three anniversaries of the date of his employment agreement.

(2)
These amounts reflect the closing price of $            per share on December 31, 2011.

Option Exercises and Stock Vested in 2011

        The following table summarizes for Mr. McKenzie in 2011 the number of shares acquired upon the vesting of restricted stock and the value realized, each before payout of any applicable withholding tax.

	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Craig McKenzie	104,869		(1)

(1)
These amounts reflect the closing price of $            per share on March 26, 2011, the last trading day before the first anniversary of the date of Mr. McKenzie's employment agreement.

Potential Payments Upon Change in Control

        Mr. McKenzie was entitled to the payment set forth in the table below as a result of the Combination, which calculations were made assuming the triggering event occurred on February 15, 2012. Accordingly, all payments set forth below, other than those resulting from the effect of the transactions on restricted stock, are considered double trigger benefits meaning that in order for Mr. McKenzie to receive such payment, he would have to be terminated or he would have to resign.

The equity awards are single-trigger, meaning the unvested restricted stock awards will immediately vest upon the consummation of the transactions.

Name	Cash ($)(1)	Equity ($)(2)	Pension/ NDQC ($)	Perquisites/ Benefits ($)(3)	Tax Reimbursement ($)	Total ($)
Craig McKenzie	$1,732,920	$361,798	—	$35,736	—	$2,130,454

(1)
For Mr. McKenzie, this amount represents $840,000, an amount equal to two times base salary, $840,000, an amount equal to two times his target short-term incentive award payment, and $52,920, an amount equal to his target short-term incentive award for the year in which termination occurs, pro-rated for the period he worked prior to the termination. For Mr. Sengès, this amount represents $565,580, an amount equal to twenty-four (24) months of his base salary and $26,724, an amount equal to his target short-term incentive award for the year in which termination occurs, pro-rated for the period he worked prior to termination.

(2)
Represents the value of restricted stock awards which are to be accelerated upon the consummation of the transactions. As described in the narrative preceding the table, such accelerated vesting is a "single trigger" benefit and will occur solely as a result of the completion of the transactions, without regard to whether there is a corresponding termination of employment. Consistent with the requirements of Instruction 1 to Item 402(t)(2) of Regulation S-K, the aggregate values of the accelerated restricted stock are based on a price of $3.45 per share of Toreador common stock, which was the average closing market price of Toreador's common stock on the Nasdaq Global Market over the first five business days following the first public announcement of the merger on August 10, 2011.

(3)
Represents the estimated value of the continuation of Mr. McKenzie's health benefits for two years.

        Because we felt it was in the best interest of ZaZa, Toreador and Mr. McKenzie not to trigger the various payments, Toreador paid Mr. McKenzie $2,184,051 at the closing, which was substantially similar to the payment he would have been entitled to had the triggering event occurred, in exchange for a release of existing claims against Toreador and a waiver of any further claims in respect of the Combination. Mr. McKenzie retains the right to receive certain payments in any subsequent change of control. We intend to negotiate a new employment agreement with Mr. McKenzie in the coming months that will replace his existing employment agreement with Toreador, the terms of which will be agreed to by Mr. McKenzie and the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members were not appointed until February 2012. Accordingly, there were no transactions or relationships described under Item 407(e)(4) of Regulation S-K that involved any directors who served on the Compensation Committee during all or part of 2011.

Compensation Committee Report

        The compensation committee has reviewed and discussed the Company's Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ending December 31, 2011 for filing with the SEC.

                      By the Compensation Committee:

                      Travis Burris, Chairman
                      Adam Kroloff
                      Herbert Williamson III

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Long-Term Incentive Compensation

        The 2012 Long-Term Incentive Plan (the "LTIP") has been approved by the Board and remains subject to stockholder approval. As such, no issuances have been made pursuant to the LTIP. We had no equity compensation plan in effect as of December 31, 2011.

Security Ownership of Management

        The following table sets forth as of May 31, 2012, the beneficial ownership of ZaZa common stock by (i) each named executive officer, each director and each nominee for director of ZaZa and (ii) directors and executive officers of ZaZa as a group (seven persons). Except as otherwise indicated, the address for each beneficial owner is 1301 McKinney Street, Suite 2850, Houston, Texas 77010. The applicable percentage ownership is based on 101,302,468 shares of ZaZa common stock issued and outstanding as of May 31, 2012, and includes, on an individual basis, the number of shares of ZaZa common stock that could be acquired by options exercisable within 60 days of May 31, 2012. All information is based upon ownership of record as reflected on the stock transfer books of ZaZa or as reported on Schedule 13G or Schedule 13D filed under Rule 13d-1 under the Exchange Act or has been furnished by the respective officers or directors of ZaZa.

	ZaZa Common Stock Beneficially Owned
	Number of Shares		Percent of Class
Bernard de Combret	66,342		*
Adam Kroloff	88,738		*
Herbert C. Williamson III	79,341		*
Craig McKenzie	318,607		1.26%
Todd Alan Brooks	22,547,283	(1)	22.26%
John E. Hearn, Jr.	22,547,284	(2)	22.26%
Gaston L. Kearby	22,547,284	(3)	22.26%
All directors and executive officers as a group (7 persons)	68,194,879		67.32%

*
Less than one percent

(1)
Todd Alan Brooks is the Trustee of the Todd Alan Brooks Non Exempt Trust, which is the sole member of Blackstone Oil & Gas, LLC. Blackstone Oil & Gas, LLC is the direct owner of the shares of ZaZa common stock listed in the table above.

(2)
John E. Hearn, Jr. is the sole stockholder of Lara Energy, Inc. Lara Energy, Inc. is the direct owner of the shares of ZaZa common stock listed in the table above.

(3)
Gaston L. Kearby is the sole stockholder of Omega Energy, LLC. Omega Energy, LLC is the direct owner of the shares of ZaZa common stock listed in the table above.

        Except as otherwise indicated above, all shares shown in the above table are owned directly, and the holder thereof has sole voting and investment power with respect to such shares.

Security Ownership of Certain Beneficial Owners

        Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of our common stock as of May 31, 2012 by the persons known to ZaZa to be the beneficial owners of 5% or more of ZaZa common stock, by virtue of the filing of Schedule 13D or Schedule 13G with the Securities and Exchange Commission. To our knowledge, other than as set forth in the table below, there are no persons owning more than 5% of ZaZa common stock.

	ZaZa Common Stock Beneficially Owned
	Number of Shares	Percent of Class
Blackstone Oil & Gas, LLC	22,547,283	22.26%
Lara Energy, Inc.	22,547,284	22.26%
Omega Energy, LLC	22,547,284	22.26%

        Except as otherwise indicated above, all shares shown in the above table are owned directly, and the holder thereof has sole voting and investment power with respect to such shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

ZAZA LLC RELATED-PARTY TRANSACTIONS

        Prior to the Combination, the ZaZa LLC Members had helped finance the operations of ZaZa LLC by making capital contributions and loans to ZaZa LLC. In 2010, the ZaZa LLC Members lent ZaZa LLC $3.0 million in the aggregate, with each of ZaZa LLC Members lending $1.0 million through notes (the "member notes"). The member notes accrued interest at 8% per annum. No payments were made on account of the member notes in 2011, and the member notes were paid in full at the closing of the Combination.

        Each of the three ZaZa LLC Members has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

  •
  each leasehold estate located within the boundaries of the "area of mutual interest" map attached to the Exploration and Development Agreement between ZaZa LLC and Hess (the "EDA") that has been or may be acquired by ZaZa LLC prior to April 2016 (or such later date if extended pursuant to the EDA), with or without the participation of Hess, including the Eagle Ford shale trend and the Eaglebine trend; and

  •
  each leasehold estate located within the boundaries of an "expansion area" covering certain counties in Alabama, Florida, Louisiana and Mississippi that may be acquired by ZaZa LLC prior to April 2016, unless a longer period of time is stated in any area of mutual interest agreement that may be entered into between ZaZa LLC and a third party.

        In March 2010, ZaZa LLC entered into an agreement with the ZaZa LLC members and Eli Smith & Associates, which we refer to as Smith, to acquire 100% working interests in any unproved acreage identified in a defined area of mutual interest located in the Colorado and Lavaca counties of Texas. During the year ended December 31, 2010, ZaZa acquired acreage totaling approximately $28.9 million pursuant to this agreement; $6.2 million of the purchase price was in the form of the $3 million notes payable due to the ZaZa members described above and $3.2 million in accounts payable due to ZaZa members, which was paid in January 2011. During the twelve months ended December 31, 2011, ZaZa LLC received approximately $5.4 million pursuant to this agreement. The ZaZa LLC Members and Smith retain a direct or indirect reserved overriding royalty interest generally equal to three percent (3%) in each property sold to ZaZa LLC, which is divided pro-rata among the four sellers in the transactions. Simultaneously with each purchase, ZaZa LLC pursuant to a separate agreement sells 90% of the acquired working interests to Hess, retaining a 10% working interest in each property.

        One of ZaZa LLC's designees to the board of directors, Travis H. Burris, currently owns a 45% interest in, and serves as Chairman and President of, Texas Champion Bank. On September 26, 2011, ZaZa LLC borrowed $5 million under a revolving line of credit with Texas Champion Bank. The line of credit beared interest at 5.5%, was scheduled to mature on September 25, 2012, and was secured by a first lien on ZaZa LLC's interests in certain of its oil and gas properties. This loan was repaid in full at the closing of the Combination.

        Effective May 1, 2010, ZaZa LLC entered into compensation and bonus agreements with each of Todd Alan Brooks, John E. Hearn Jr. and Gaston L. Kearby. These compensation and bonus agreements were terminated at the closing of the Combination. See Executive Compensation-Narrative Disclosure regarding ZaZa LLC Summary Compensation Table.

        At the closing of the Combination, ZaZa issued subordinated promissory notes in accordance with the terms of the Merger Agreement to the ZaZa LLC Members equal to approximately $38 million in the aggregate and to Todd Alan Brooks, John E. Hearn, Jr. and Gaston L. Kearby in respect of their unpaid compensation in respect of their compensation agreements equal to approximately $9 million in the aggregate. The subordinated promissory notes bear interest at eight percent per annum, are unsecured, mature on August 21, 2017 and are subordinated to up to $150,000,000 in senior indebtedness, including the $100,000,000 in outstanding senior notes issued by ZaZa at the closing of the Combination.

        ZaZa has no full time employees, but has entered into a management agreement (the "Management Agreement") with Sequent Petroleum Management, LLC ("SPM") pursuant to which SPM provides ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel in March 2011. One of the principals of SPM, Scott Gaille, was appointed ZaZa Energy Corporation's Chief Compliance Officer as of March 2012. ZaZa reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. In 2011, ZaZa paid SPM $6.3 million (including $50 thousand in management fees) under this agreement. At December 31, 2011, ZaZa had a receivable from SPM for $84 thousand related to an estimation of year end payroll as well as a deposit for SPM working capital in the amount of $25,000.

        Lot-A-Go 5 ("LG5") is an airplane rental company in which Todd Brooks and Gaston Kearby each hold 25% of the partnership interests. From time to time, ZaZa LLC will rent a plane for business travel reasons. ZaZa LLC is charged for the pilots' time, hanger fees and fuel. ZaZa LLC paid LG approximately $700,00 for such expenses for the period ended December 31, 2011. In addition, LG5 provided a short-term working capital no interest loan of $220,000, of which $80,000 remained outstanding at December 31, 2011.

  Director Independence

        The board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in Listing Rule 5605(a)(2) of Nasdaq and applicable rules of the SEC. Based on these standards, the board of directors has determined that each of our directors, other than Messrs. Brooks, Hearn, Kearby and McKenzie, is independent. All members of the Audit Committee are independent pursuant to Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act. The board of directors has determined that Mr. Williamson is an "audit committee financial expert" as such term is defined in Item 407(d) of Regulation S-K. All members of the Compensation Committee are (i) independent pursuant to Rule 5605(a)(2) of the Nasdaq Listing Rules and (ii) "non-employee directors," as that term is defined in Rule 16-b(3) under the Exchange Act.

Item 14.    Principal Accountant Fees and Services.

        The following table presents the fees for professional services rendered to ZaZa LLC by Ernst & Young Audit for the fiscal years ended December 31, 2011 and December 31, 2010:

	2011	2010
Audit fees	$899,915	$96,331
Audit-related fees(1)	130,650	—
Tax fees	—	—
All other fees	—	—

Total	$1,030,165	$96,331

(1)
Includes fees related to due diligence on Toreador and reimbursement of expenses in connection with the Combination.

        The following table presents the fees for professional services rendered to Toreador by Ernst & Young Audit for the fiscal years ended December 31, 2011 and December 31, 2010:

	2011	2010
Audit fees	$891,609	$698,311
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$891,609	$698,311

Audit Committee Pre-Approval Policies and Procedures

        All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm's independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit, statutory audits at foreign locations, quarterly reviews and tax services. The Chairman of the Audit Committee has been delegated the authority to provide any necessary specific pre-approval for services that have not been previously pre-approved, but he must report the pre-approval at the next meeting of the Audit Committee. The Audit Committee has considered the role of Ernst & Young LLP in providing services to ZaZa and has concluded that such services are compatible with such firm's independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following documents are filed as part of this report:

        1.     Index to Consolidated Financial Statements

        Index to Financial Statements, Report of Independent Registered Public Accounting Firm, Balance Sheet as of December 31, 2011 and Notes to the Financial Statement, for ZaZa Energy Corporation.

        Index to Financial Statements, Report of Independent Registered Public Accounting Firm, Balance Sheets as of December 31, 2011 and 2010, Statements of Income and Members' Equity and Cash Flows for each of the two years in the period ended December 31, 2011 and for the period from March 4, 2009 (inception) to December 31, 2009 and Notes to the Financial Statements for ZaZa Energy, LLC.

        Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firms, Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2011, Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2011, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011, and Notes to Consolidated Financial Statements for Toreador Resources Corporation.

        2.     The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

        3.     Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

ZaZa Energy Corporation 2011 10-K—Exhibit List

2.1	Agreement and Plan of Merger and Contribution, dated August 9, 2011, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Toreador Resources Corporation's Current Report on Form 8-K filed August 10, 2011).
2.2
Amendment No. 1 to the Agreement and Plan of Merger and Contribution, dated November 10, 2011, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.4 to ZaZa Energy Corporation's Form S-4/A (333-177264) filed November 21, 2011).
2.3
Amendment No. 2 to the Agreement and Plan of Merger and Contribution, dated February 21, 2012, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.3 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
2.4
Contribution Agreement, dated August 9, 2011, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc. and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.2 to Toreador Resources Corporation's Current Report on Form 8-K filed August 10, 2011).

2.5	Amendment No. 1 to the Contribution Agreement, dated November 10, 2011, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc. and ZaZa Energy Corporation, and consented to and agreed to by Toreador Resources Corporation (incorporated by reference to Exhibit 2.4 to ZaZa Energy Corporation's Form S-4/A (333-177264) filed November 21, 2011).
2.6
Net Profits Interests Contribution Agreement, dated August 9, 2011, by and among the holders of net profits interests of ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.3 to Toreador Resources Corporation's Current Report on Form 8-K filed August 10, 2011).
3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
4.1
Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
4.2
Form of Secured Notes issued pursuant to the Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
4.3
Form of Warrant to Purchase Shares of Common Stock of ZaZa Energy Corporation, dated February 21, 2012 (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
4.4
Form of Registration Rights Letter, dated February 22, 2012, by and among ZaZa Energy Corporation and certain purchasers (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
10.1
Stockholders' Agreement, dated August 9, 2011, by and among ZaZa Energy Corporation, Blackstone Oil & Gas, LLC, Omega Energy Corp. and Lara Energy, Inc. (incorporated by reference to Exhibit 2.4 to Toreador Resources Corporation's Current Report on Form 8-K filed August 10, 2011).
10.2
Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Todd Alan Brooks (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.3
Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.4
Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Gaston L. Kearby (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).

10.5	Form of Subordinated Promissory Note, dated February 21, 2012, issued to Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd Alan Brooks, John E. Hearn, Jr., and Gaston L. Kearby (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).
10.6
Revolving Credit Agreement and Revolving Credit Promissory Note, dated September 23, 2011 by and between Texas Champion Bank and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.16 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.7
Letter Agreement, dated August 9, 2011, by and among Todd Alan Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.8
Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Todd Alan Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.17 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).
10.9
Letter Agreement, dated August 9, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.10
Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.18 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).
10.11
Letter Agreement, dated August 9, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.9 of ZaZa Energy Corporation's Form S-4 (333-177264) filed October 12, 2011).
10.12
Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.19 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).
10.13
Investment Agreement, dated May 20, 2010, between Toreador Energy France S.C.S. and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador Resources Corporation's Current Report on Form 8-K filed on May 10, 2010).
10.14
Amendment to the Investment Agreement, dated May 18, 2011, between Toreador Energy France S.C.S. and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador Resources Corporation's Current Report on Form 8-K filed on May 23, 2011).
10.15
Exploration and Development Agreement, Eagle Ford Shale Area, dated April 28, 2010, by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.14 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).
10.16
Exploration and Development Agreement, Hackberry Creek Project Area, dated March 26, 2010, by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.15 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).
10.17
Amended and Restated Management Agreement, dated November 18, 2011, by and between Sequent Petroleum Management, LLC and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.20 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.18		Guaranty Agreement, dated as of February 21, 2012, among ZaZa Holdings Inc., ZaZa Energy, LLC and Toreador Resources Corporation in favor of MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP, the other purchasers of the secured notes and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed on February 22, 2012).
10.19	*
Collateral Agency Agreement, dated as of February 21, 2012, among U.S. Bank National Association, as collateral agent, and MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP and the other purchasers of secured notes.
10.20
Subordination Agreement, dated as of February 21, 2012, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd Alan Brooks, John E. Hearn, Jr., and Gaston L. Kearby, U.S. Bank National Association, as collateral agent, the Purchasers of the Notes and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation's Current Report on Form 8-K filed on February 22, 2012).
10.21
Lock-Up Agreement, dated as of February 21, 2012, by and between the Restricted Stockholders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation's Current Report on Form 8-K filed on February 22, 2012).
10.22	*	Form of Indemnity Agreement between ZaZa Energy Corporation and each executive officer and director.
16.1
Letter from KPMG LLP, to the Securities and Exchange Commission, dated October 12, 2011 (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation's registration statement on Form S-4 (Registration No. 333-177264) filed October 12, 2011).
21.1	*	Subsidiaries of ZaZa Energy Corporation.
23.1	*	Consent of Gaffney, Cline & Associates Limited.
23.2	*	Consent of Rex D. Morris.
24.1		Power of Attorney (included as part of the signature page).
31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Report of Gaffney, Cline & Associates Limited, dated March 12, 2012.
99.2	*	Report of Rex D. Morris, dated March 14, 2012.

*
Filed herewith.

+
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ZaZa Energy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAZA ENERGY CORPORATION (Registrant)
Date: June 14, 2012
	By:	/s/ CRAIG M. MCKENZIE Craig M. McKenzie Chief Executive Officer

POWER OF ATTORNEY

        We, the undersigned officers and directors of ZaZa Energy Corporation do hereby constitute and appoint Craig McKenzie and Charles Campise, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG M. MCKENZIE Craig M. McKenzie	Chief Executive Officer (principal executive officer)	June 14, 2012
/s/ CHARLES CAMPISE Charles Campise	Chief Financial Officer (principal financial and accounting officer)	June 14, 2012
/s/ TODD ALAN BROOKS Todd Alan Brooks	Executive Director—President	June 14, 2012
/s/ TRAVIS H. BURRIS Travis H. Burris	Director	June 14, 2012

Signature	Title	Date

/s/ BERNARD DE COMBRET Bernard de Combret	Director	June 14, 2012
/s/ JOHN E. HEARN, JR. John E. Hearn, Jr.	Executive Director—Geoscience	June 14, 2012
/s/ GASTON L. KEARBY Gaston L. Kearby	Director	June 14, 2012
/s/ ADAM KROLOFF Adam Kroloff	Director	June 14, 2012
/s/ HERBERT C. WILLIAMSON III Herbert C. Williamson III	Director	June 14, 2012

Index to
ZaZa Energy Corporation, ZaZa Energy LLC and
Toreador Resources Corporation

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
ZaZa Energy Corporation

        We have audited the accompanying balance sheet of ZaZa Energy Corporation (the Company) as of December 31, 2011. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of ZaZa Energy Corporation as of December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no assets and ZaZa Energy, LLC (ZaZa), the Company's accounting predecessor as of February 21, 2012, has a working capital deficiency and has relied on funds from ZaZa's principal joint venture partner to finance its operations. On June 8, 2012, the Company, ZaZa and ZaZa's joint venture partner entered into a Heads of Agreement (HoA) to resolve various disagreements under the joint venture agreements between the parties. The HoA calls for the termination of the obligations of the parties under the joint venture agreements and the division of the assets covered by these agreements. The HoA is non-binding and subject to definitive documentation. The uncertainties surrounding the consummation of the HoA and the Company's and ZaZa's lack of readily available liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Ernst & Young LLP

June 14, 2012
Houston, Texas

ZaZa Energy Corporation

Balance Sheet

December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$—

Total current assets	—

TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$—
Total current liabilities	—
Other long-term liabilities	—

Total Liabilities	—
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero issued or outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 100 shares issued and outstanding	1
Subscription receivable	(1)
Additional paid-in capital	—
Retained Earnings	—

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—

See accompanying notes to financial statements

ZaZa Energy Corporation

Notes to Financial Statement

December 31, 2011

1. Organization and Basis of Presentation

Organization

        ZaZa Energy Corporation ("ZEC" or the "Company") was formed on August 4, 2011 for the purpose of being a holding company of both ZaZa Energy LLC and Toreador Resources Corporation ("Toreador") upon completion of an Agreement and Plan of Merger Contribution, dated August 9, 2011, as amended. ZEC had no assets and had not conducted any material activities other than those incidental to its formation (50 shares to each ZaZa LLC and Toreador at $.01 par redeemed at the merger which were unpaid and are presented as "Subscription receivable" in the equity section of the balance sheet) as of December 31, 2011 and through February 20, 2012. However, on February 21, 2012, upon the consummation of the merger discussed above of ZaZa LLC and Toreador, ZEC became the parent company of ZaZa LLC and Toreador. In this annual report on Form 10-K, unless the context provides otherwise, "we", "our", "us" and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

Basis of Presentation

        The accompanying financial statement is prepared in accordance with accounting principles generally accepted in the United States of America. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statement. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from these estimates.

Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no assets, and since the merger discussed above has relied on funds from the joint venture between ZaZa LLC and Hess Corporation under the Exploration and Development Agreements (Eagle Ford Shale Area, dated April 28, 2010, and Hackberry Creek Area, dated March 26, 2010, each an "EDA" and collectively, the "EDAs") to finance its operations. Furthermore, since the merger, the Company and ZaZa LLC have maintained working capital deficiencies.

        Based on correspondence and communications between the parties, the differing views of the parties on the respective obligations under the EDAs became apparent and that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets. On June 8 2012, ZaZa, ZaZa LLC, ZaZa Energy France S.A.S. (formerly known as Toreador Energy France S.A.S.)("ZEF"), Hess and Hess Oil France S.A.S. ("Hess France") entered into a Heads of Agreement ("HoA"), that calls for the termination of the ongoing obligations of the parties under the EDAs and the "French Agreements" between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by the EDAs and the French Agreements. Definitive documentation effectuating the terms of the HoA is expected to be executed on or before June 29, 2012.

        The HoA generally provides that the ongoing obligations of the parties under the EDAs and the French Agreements, including funding for additional leases, well carry or carry for expenses, will be

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

1. Organization and Basis of Presentation (Continued)

terminated upon consummation of the transactions. Under the HoA and subject to the completion of definitive documentation by June 29, 2012, or such later date as may be extended pursuant to the HoA, ZaZa will receive:

  •
  $70 million in cash;

  •
  Approximately 60,500 additional net acres in the Eagle Ford core area; and

  •
  From five to 10 percent of any net sales proceeds in excess of $1 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013.

        Upon consummation of the transactions outlined in the HoA, ZaZa's net acreage holdings in the Eagle Ford core will increase from a total of 11,500 acres to approximately 72,000 acres. The acreage by area comprises approximately 1,970 acres in southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties). Per the HoA, ZaZa will have the rights to approximately 3,924 additional acres in the Sweet Home Prospect Area that have not been timely transferred by a third-party lease broker but for which payment of approximately $10.4 million has been made under the EDAs. While ZaZa hopes to receive all of the acreage, if ZaZa receives cash from the lease broker in lieu of the acreage, whether from a judgment, payment refund or otherwise, such cash must be split evenly with Hess.

        As part of the HoA, ZaZa also will transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the French Agreements and retain a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

        The HoA is non-binding and subject to definitive documentation. There is no guarantee that the transactions contemplated by the HoA will be completed timely or completed at all. If the definitive documentation is not completed, either party may terminate the HoA and enforce its rights under the EDAs and the French Agreements including submission of claims to arbitration.

        In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess's obligation to carry the cost of wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million. This $15 million was paid to ZaZa on June 8, 2012. ZaZa LLC has the right under the amendment to reinstate Hess's well-carry obligations at any time prior to September 28, 2012, so long as the Exploration and Development Agreement is still in effect, by paying Hess $15 million.

        The combined amount of $85 million will be used in offsetting amounts owed to us under the EDAs of $4.0 million, in settlement of third party accounts payable balance of $14.4 million, reduction of $33 million of the principal amount of our 8% senior secured notes due 2017.

        We are confident our 2012 plan, which assumes the proceeds from the HOA, would result in a positive working capital of $8 million to $17 million at December 31, 2012, if we are able to provide tax shelter for all of the $85 million consideration received by Hess through use of our existing net operating losses. If we are not able to do so, we estimate that we may have to curtail our development

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

1. Organization and Basis of Presentation (Continued)

program and reevaluate our lease renewal strategy to offset approximately $14 million of tax payments in 2012.

        Our plan includes decreasing general and administrative expenses by 20% to 30% and, absent further funding, the drilling of only an exploration well in Eaglebine and/or Eagle Ford (our 2012 drilling expenditures are discretionary in nature).

        In the future, ZaZa's principal sources of capital are expected to be cash flow from operations, cash on hand (including the cash payments contemplated under the HoA), potential borrowings under any credit facility it may enter into and, if an appropriate opportunity presents itself, proceeds from the sale of properties, joint ventures, and sales of debt or equity securities.

        The uncertainties surrounding the consummation of the transactions with Hess outlined in the HoA and our current lack of readily available liquidity provided by other third party sources raise doubt about our ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Subsequent Events

Combination with Toreador Resources Corporation

        On February 21, 2012, we consummated the combination (the "Combination") of ZaZa Energy, LLC, a Texas limited liability company ("ZaZa LLC") and Toreador Resources Corporation, a Delaware corporation ("Toreador"), on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly owned subsidiary ("Merger Sub"), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the "Merger"), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the "ZaZa LLC Members"), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the "Contribution"), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the "Profits Interests Contribution"). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries of ZEC.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to be acquiring Toreador in this transaction. Under the purchase method of accounting, the assets and liabilities of Toreador will be recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

        At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of our common stock, par value $0.01 per share (the "Common

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

Stock"), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

        Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and the Company (the "Contribution Agreement"), the ZaZa LLC Members contributed all of the limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represents 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination, and (ii) notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes"). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the "ZaZa Principals"), in respect of certain unpaid compensation amounts owing to the ZaZa Principals by ZaZa LLC (the "Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we and ZaZa LLC may make regularly scheduled interest payments to the ZaZa LLC Members on these notes and may prepay these notes at any time. We and ZaZa LLC are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

        Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among the Company, ZaZa LLC and the holders of net profits interests in ZaZa LLC (the "NPI Contribution Agreement"), the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

Sale of 8.00% Secured Notes due 2017 and Warrants

        Also on February 21, 2012, we entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the "Purchasers"), pursuant to which we issued senior secured notes (the "Secured Notes") in the aggregate principal amount of $100,000,000 and warrants (the "Warrants") to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

        The Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.

        The Secured Notes are guaranteed by our domestic subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of our foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Secured Notes. The Secured Notes will rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Secured Notes.

        Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Secured Notes at a price equal to the principal amount of the Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the Purchase Agreement) occurs at any time prior to maturity of the Secured Notes, noteholders may require us to purchase all or a portion of the Secured Notes at a price equal to 101% of the principal amount of the Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

        On or prior to February 21, 2015, we may purchase at any time or from time to time any or all of the Secured Notes at 100% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes, plus a make-whole premium on the principal amount of such notes. After February 21, 2015 and ending on February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at a price equal to 105% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes. After February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at 100% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes.

        We are subject to certain affirmative and negative covenants pursuant to the Secured Notes, including, without limitation, restrictions on our and our subsidiaries' abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

        After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and become exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume-weighted average price (the "VWAP") of Common Stock is, at the time of such conversion, greater

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and below strike price or below market price issuances. The Warrants also prohibit the payment of cash dividends for so long as the Warrants remain outstanding.

        The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a "beneficial owner" (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days' notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

        The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the "Lock-Up Agreement"), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Range Transaction

        On March 29, 2012, ZaZa announced a farm-in transaction with Range Texas Production, LLC ("Range"), a subsidiary of Range Resources Corporation. Under the transaction, ZaZa LLC increased its holdings in the Eaglebine trend to approximately 143,400 gross acres (98,500 net acres). Under the terms of the transaction ZaZa LLC will obtain a 75% working interest in the acquired acreage, be the designated operator, commit to drilling one well, and make two cash payments.

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

Secured Notes Amendment and Waiver

        On June 8, 2012, ZaZa entered into an amendment and waiver (the "SPA Amendment and Waiver") to the Securities Purchase Agreement dated February 21, 2012 (the "SPA"), relating to the 8% senior secured notes due 2017 (the "Secured Notes"). The SPA Amendment and Waiver:

  •
  permits certain intercompany loans;

  •
  requires the consent of the holders of a majority of the Secured Notes to any amendment or termination of ZaZa's EDAs or Toreador's joint venture with Hess in France and to dispositions of oil and gas properties; and

  •
  waives all existing defaults arising under the SPA, including the failure to timely provide financial statements with an unqualified opinion to the holders of the Secured Notes.

The SPA Amendment and Waiver is subject to certain conditions, including providing December 31, 2011 annual financial statements, which are included in this Annual Report on Form 10-K, and March 31, 2012 quarterly financial statements by June 29, 2012 and finalizing and executing definitive documentation related to the Heads of Agreement with Hess (the "HoA") by July 31, 2012. Our failure to consummate the transactions outlined in the Hess Heads of Agreement and make such prepayment by July 31, 2012, will constitute an event of default under our $100 million senior secured notes, giving the holders of these notes the right to accelerate payment of these notes. The holders of the Secured Notes also have agreed to consent to the transactions contemplated by the HoA if ZaZa pays down the outstanding principal amount of the Secured Notes by $33.0 million and pays a $3.5 million associated fee. This pay down will be offered to each note holder on a pro-rata basis and occur simultaneous with the closing of the transactions contemplated by the HoA. The holders of the Secured Notes also are requiring the following amendments to the SPA as a condition of the consent, which amendments will be entered into no later than the consummation of the transactions outlined in the HOA:

  •
  consent rights for the holders of a majority of the Secured Notes on all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Notes, until such time as the Secured Notes have an outstanding principal amount of $25 million;

  •
  a provision that if the Secured Notes have not been paid down to $35 million by their one-year anniversary (February 21, 2013) the interest rate will increase from 8% to 10% per annum;

  •
  a limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

  •
  a requirement that ZaZa engage an investment banker to assist us in securing a joint venture partner or partners for our Eagle Ford and Eaglebine assets, as well as to evaluate other strategic opportunities.

        The parties also entered into an Amended and Restated Subordination Agreement with Todd Brooks, a director and President of the Company, John Hearn, a director and Executive Director—Geoscience of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by ZaZa under the relevant subordinated

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Secured Notes.

Pro Forma Financial Information

        The unaudited pro forma condensed combined financial information presented below has been derived from the ZaZa and Toreador historical financial statements included in this annual statement. The pro forma adjustments give effect to the merger of Toreador with and into Thor Merger Sub (a wholly owned subsidiary of ZaZa Corp) and the direct or indirect contribution of limited liability company interests by the current ZaZa LLC owners to ZaZa Corp.

        The unaudited pro forma condensed combined statement of income for the year ended December 31, 2011 has been prepared as though the merger occurred as of January 1, 2011. The unaudited pro forma condensed combined balance sheet information at December 31, 2011 has been prepared as though the merger occurred on December 31, 2011. The pro forma adjustments are based on available information and assumptions that ZEC believes are reasonable; however, such adjustments are subject to change based on the finalization of post-closing adjustments. In addition, such adjustments are estimates and are subject to change.

        The unaudited pro forma condensed combined financial information is provided for informational purposes only and does not purport to represent what the actual combined results of operations or the combined financial position of ZaZa would have been had the transactions occurred on the dates assumed, nor are they necessarily indicative of future combined results of operations or combined financial position.

        The transactions will be treated by ZaZa as a reverse merger under the purchase method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, ZaZa will be considered to be acquiring Toreador in this transaction. Under the purchase method of accounting, the assets and liabilities of Toreador will be recorded at their respective fair values and added to those of ZaZa.

        All unaudited pro forma financial information contained in this annual statement has been prepared using the purchase method to account for the transactions. The final allocation of the purchase price will be determined and after completion of an analysis to determine the assigned fair values of Toreador's tangible and identifiable intangible assets and liabilities. Accordingly, the final purchase accounting adjustments may be materially different from the unaudited pro forma adjustments, which could have a material effect on the pro forma results of operations.

        The unaudited pro forma condensed combined financial information does not reflect any cost savings or other synergies that the management of Toreador and ZaZa believe could have been achieved had the transactions been completed on the dates indicated and are not necessarily indicative of the financial position or results of operations presented as of the dates or for the periods indicated, or the results of operations or financial position that may be achieved in the future.

        The unaudited pro forma condensed combined statements of income information do not include adjustments for all of the costs of operating as a combined company, including possible higher information technology, tax, accounting, treasury, investor relations, insurance and other expenses related to being a larger multinational company versus amounts historically reflected. Such possible increased costs are not included in the unaudited pro forma condensed combined financial information as such increases are subject to change.

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

ZaZa Energy Corporation

Pro-Forma Combined Balance Sheet

As of December 31, 2011

	ZaZa, LLC	Toreador	Pro Forma Adjustments	Pro Forma Combined
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,619	$5,695	47,778	$64,092
Restricted cash	111	750	—	861
Accounts receivable	37,837	2,817	—	40,654
Accounts receivable—related party	165	—	—	165
Prepayments and other current assets	2,149	3,843	—	5,992

Total current assets	50,881	13,105	47,778	111,764
Oil and gas properties	17,410	106,803	30,856	155,069
Furniture and fixtures	2,806	—	950	3,756
Less accumulated depreciation	(1,260)	(47,912)	47,912	(1,260)

Net property and equipment	18,956	58,891	79,718	157,565
Investments	—	14	(14)	—
Goodwill	—	3,568	41,261	44,829
Other assets	170	1,228	2,772	4,170
				—

TOTAL ASSETS	$70,007	$76,806	$176,512	$323,325

LIABILITIES AND MEMBERS' EQUITY/STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable-trade	$38,209	$13,006	14,947	66,162
Advances from joint interest owner	112	—	—	112
Accounts payable—related parties	419	—	—	419
Accrued liabilities	19,896	—	10,500	30,396
Deferred lease payable—current portion	—	118	—	118
Derivatives	—	—	—	—
Income taxes payable	123	211	—	334
Notes payable to banks	5,000	—	(5,000)	—
Notes payable to members	3,000	—	(3,000)	—

Total current liabilities	66,759	13,335	17,447	97,541
Long-term accrued liabilities	—	240	(240)	—
Deferred lease payable—net of current portion	—	212	(212)	—
Asset retirement obligations	309	6,869	—	7,178
Deferred income tax	—	17,792	(9,528)	8,264
Long-term debt	—	33,473	92,361	125,834
Derivatives associated with long term debt			29,494	29,494

Total liabilities	67,068	71,921	129,322	268,311
Members' Equity:
Member contributions, net	(747)	—	747	—
Retained earnings (Accumulated deficit)	3,686	(203,799)	120,205	(79,908)
Common stock	—	4,070	(3,028)	1,042
Additional paid in capital	—	203,751	(69,871)	133,880
Accumulated other comprehensive income	—	3,397	(3,397)	—
Treasury stock	—	(2,534)	2,534	—

Total members' equity	2,939	4,885	47,190	55,014

TOTAL LIABILITIES AND MEMBERS' EQUITY	$70,007	$76,806	$176,512	$323,325

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

ZaZa Energy Corporation

Pro-Forma Combined Statement of Income

For the Year Ended December 31, 2011

	ZaZa LLC	Toreador	Pro Forma Adjustments	Pro Forma Combined
	(in thousands, except per share data)
Revenues:
Bonus Income	$15,027	$—	$—	$15,027
Oil and gas revenues	2,547	32,956	—	35,503
Other income (expense)	—	3,019	(3,019)	—

Total Revenues	17,574	35,975	(3,019)	50,530
Operating expenses:
Lease operating expense and production taxes	1,037	12,446	—	13,483
Exploration expense	—	1,967	—	1,967
Depletion, depreciation and amortization	919	6,019	1,322	8,260
Accretion on discounted assets and liabilities	2	308	—	310
Impairment of oil and gas properties	—	186	—	186
General and administrative expense, net	18,084	20,738	(3,019)	35,803
Loss on commodity derivatives	—	2,373	—	2,373

Total operating expenses	20,042	44,037	(1,697)	62,382
Operating income (loss)	(2,468)	(8,062)	(1,322)	(11,852)
Interest expense, net of capitalized	264	1,928	9,858	12,050
Foreign currency exchange loss	—	1,152	—	1,152
Income tax expense	123	2,431	(4,993)	(2,439)

Net income (loss)	$(2,855)	$(13,574)	$(6,187)	$(22,615)

Pro forma (loss) per share(1)
Basic income available to common shares per share				$(0.22)
Diluted income available to common shares per share				$(0.22)
Pro forma shares outstanding(2)				104,187

        The estimate of the fair value of the merger consideration was determined as follows (in thousands (except per share amounts)):

Shares of Toreador as of the date of pro formas—December 31, 2011	26,047
Close price February 21, 2012(B)	$5.18

Total estimated purchase price	$134,922

A.
Based on 26,046,644 outstanding or deemed outstanding shares of Toreador common stock.

B.
Represents the closing price of Toreador stock on February 21, 2012

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

Balance Sheet

        The fair value of the merger consideration to be received by the Toreador stockholders is estimated to be approximately $134,922 in the aggregate. This amount will be allocated to Toreador's tangible and intangible assets and liabilities based on an estimate of the fair value of Toreador's assets and liabilities. The following allocation (in thousands) of the aggregate fair value is preliminary and subject to adjustment based on the final determination of the value of the merger consideration and the fair value of the underlying assets and liabilities of Toreador.

(in thousands)
Current assets	$13,105
Oil and gas properties	142,656
Furniture, fixtures, and equipment	950
Goodwill	44,829
Current liabilities	(13,485)
Long term debt	(35,000)
Severance and other	(3,000)
Asset retirement obligation (ARO)	(6,869)
Deferred Tax liability	(8,264)

$134,922

        1.     Pro forma adjustments to assets consist of the following (in thousands):

	Cash and cash equivalents	Oil and Gas properties	Furniture, Fixtures, & equipment	Investments	Goodwill	Other assets
Net cash received from assumed debt financing	$47,778	—	—	—	—	—
Elimination of historical intangibles and goodwill	—	—	—	(14)	(3,568)	(1,228)
Elimination of historical property and equipment, net	—	(58,891)	—	—	—	—
Estimated fair value of properties	—	142,656	950	—	—	—
Recognition of goodwill	—	—	—	—	44,829	—
Capitalize debt issuance costs on new debt	—	—	—	—	—	4,000

	$47,778	$83,765	$950	$(14)	$41,261	$2,772

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

        2.     Pro forma adjustments to liabilities consist of the following (in thousands):

	Accounts payable	Accrued liabilities	Notes payable	Long term accrued liabilities	Deferred lease payable	Asset retirement obligations	Long term Derivatives	Deferred Income taxes	Long term debt
To accrue for transaction and debt issuance costs	$14,947	—	—	—	—	—	—	—	—
To accrue for net profits interests contribution and severance payments	—	10,800	—	—	—	—	—	—	—
Repay members notes payable	—	(300)	(3,000)	—	—	—	—	—	3,000
Elimination of historical long term liabilities	—	—	—	(240)	(212)	(6,869)	—	(17,792)	(33,473)
Estimated fair value of ARO	—	—	—	—	—	6,869	—	—	—
Estimated value of ZaZa Energy Corp. deferred taxes	—	—	—	—	—	—	—	8,264	—
Distributions to members as notes for $38.25mm, plus $9.08mm in members additional compensation not paid at merger	—	—	—	—	—	—	—	—	47,328
Issuance of new debt to replace convertible notes and ZaZa revolver	—	—	(5,000)	—	—	—	—	—	105,000
Original issuance discount (OID) on new debt	—	—	—	—	—	—	—	—	(29,494)
Derivatives associated with debt warrants	—	—	—	—	—	—	29,494	—	—

	$14,947	$10,500	$(8,000)	$(240)	$(212)	$—	$29,494	$(9,528)	$92,361

ZaZa Energy Corporation

Notes to Financial Statement (Continued)

December 31, 2011

2. Subsequent Events (Continued)

        3.     Pro forma adjustments to members'/stockholders' equity consist of the following (in thousands):

	Members contributions	Retained earnings	Common stock	Additional paid in capital	Other Comprehensive Income	Treasury stock
Elimination of historical equity balances—Toreador	$—	$203,799	$(4,070)	$(203,751)	$(3,397)	$2,534
Elimination of historical equity balances—ZaZa	747	—	—	—	—	—
Issuance of ZaZa Energy Corp. shares	—	—	1,042	133,880	—	—
Distributions to members	—	(37,156)	—	—	—	—
Nonrecurring transaction costs(a)	—	(46,438)	—	—	—	—

	$747	$120,205	$(3,028)	$(69,871)	$(3,397)	$2,534

(a)
Nonrecurring transaction costs include $4.8 million for net profits interest contribution, $6.0 million for severance, $17.5 million in incentive compensation for the members, and $18.1 million in transaction costs.

        4.     Pro forma statements of income of ZaZa have been prepared as if the acquisition had occurred as of the beginning of the period and consist of the following adjustments (in thousands):

Year ended December 31, 2011
To eliminate other income and reclass to G&A	$(3,019)
To reclassify G&A expenses billed to Hess as net G&A as opposed to income	3,019
To adjust depletion expense for new book value of properties	1,322
To adjust interest expense at 8% for new debt and notes	9,858
To record combined income tax expense	(4,993)

$6,187

(a)
Assumed rate of 8% for new convertible debt and 8% on the member notes. An increase in the average interest rate applicable to the assumed debt and member notes of one-eighth of one percent (0.125%) would result in additional interest expense of less than $185,000 for the year ended December 31, 2011.

(b)
Pro forma income taxes were calculated for ZaZa and the pro forma adjustments based on a statutory federal tax rate of 35%.

Report of Independent Registered Public Accounting Firm

The Managing Partners
ZaZa Energy, LLC

        We have audited the accompanying balance sheets of ZaZa Energy, LLC (the Company) as of December 31, 2011 and 2010, and the related statements of income, members' equity, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from March 4, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZaZa Energy, LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and for the period from March 4, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has relied on funds from its principal joint venture partner, to finance its operations. On June 8, 2012, the Company, its accounting successor as of February 21, 2012 and its joint venture partner entered into a Heads of Agreement (HoA) to resolve various disagreements under the joint venture agreements between the parties. The HoA calls for the termination of the obligations of the parties under the joint venture agreements and the division of the assets covered by these agreements. The HoA is non-binding and subject to definitive documentation. The uncertainties surrounding the consummation of the HoA and the Company's lack of readily available liquidity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Ernst & Young LLP

June 14, 2012
Houston, Texas

ZaZa Energy, LLC

Balance Sheets

	December 31, 2011	December 31, 2010 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,619,368	$16,785,696
Restricted cash	110,675	4,986,666
Accounts receivable—joint interest	37,303,267	2,697,190
Accounts receivable—revenue receivable	533,354	103,621
Accounts receivable—related party	164,477	38,588
Prepayments and other current assets	2,148,832	189,163

Total current assets	50,879,973	24,800,924
Property, Plant, and Equipment
Oil and gas properties	17,410,163	6,435,702
Furniture and fixtures	2,806,250	831,342

Total property and equipment	20,216,413	7,267,044
Less accumulated depreciation	(1,259,581)	(340,891)

Net Property and equipment	18,956,832	6,926,153
Other assets	170,000	—

TOTAL ASSETS	$70,006,805	$31,727,077

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable—trade	$38,208,684	$2,448,678
Accounts payable—related parties	419,094	3,214,331
Advances from joint interest owner	111,764	14,871,530
Accrued liabilities	19,894,929	824,076
Revolving line of credit	5,000,000	—
Notes payable to members	3,000,000	3,000,000
Income taxes payable	123,289	73,507

Total current liabilities	66,757,760	24,432,122
Other long-term liabilities	309,480	—

Total liabilities	67,067,240	24,432,122
Total members' equity	2,939,565	7,294,955

TOTAL LIABILITIES AND MEMBERS' EQUITY	$70,006,805	$31,727,077

See accompanying notes to financial statements.

ZaZa Energy, LLC

Statements of Income

	Year Ended December 31, 2011	Year Ended December 31, 2010 (Restated)	Period From March 4, 2009 (inception) to December 31, 2009
Revenues:
Bonus Income	$15,027,443	$9,777,646	$—
Oil and gas revenues	2,546,523	357,721	—
Other income	—	360,000	100,000

Total Revenues	17,573,966	10,495,367	100,000
Operating expenses:
Lease operating expenses	1,037,748	22,580	—
Accretion expense	2,145	—	—
Depletion, depreciation and amortization	918,690	340,891	—
General and administrative expense, net	18,083,607	3,613,840	334

Total operating expense	20,042,190	3,977,311	334
Operating income (loss)	(2,468,224)	6,518,056	99,666
Interest expense	(263,877)	(2,260)	—
Income tax expense	(123,289)	(73,507)	—

Net income (loss)	$(2,855,390)	$6,442,289	$99,666

See accompanying notes to financial statements

ZaZa Energy, LLC

Statement of Members' Equity

Members' Equity
Beginning Balance—March 4, 2009 (inception)	$—
Member Contributions	3,000
Net Income	99,666

Ending Balance—December 31, 2009	$102,666
Member Contributions	750,000
Net Income (Restated)	6,442,289

Ending Balance—December 31, 2010 (Restated)	7,294,955
Member Distributions	(1,500,000)
Net Loss	(2,855,390)

Ending Balance—December 31, 2011	$2,939,565

See accompanying notes to financial statements

ZaZa Energy, LLC

Statements of Cash Flow

	Year Ended December 31, 2011	Year Ended December 31, 2010 (Restated)	Period From March 4, 2009 (inceptions) to December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,855,390)	$6,442,289	$99,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	918,690	340,891	—
Accretion	2,145	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable—joint interest owners	(34,606,077)	(2,697,190)	—
(Increase) in accounts receivable—revenue receivable	(429,733)	(103,621)	—
(Increase) in accounts receivable—related party	(125,889)	76,916	(115,504)
(Increase) in prepaid expenses and other current assets	(1,959,669)	(189,163)	—
(Increase) in other assets	(170,000)	—
(Increase) in restricted cash	4,875,991	(4,986,666)	—
Increase in accounts payable—trade	35,760,006	2,448,678	—
Increase in accounts payable—related parties	(2,795,237)	3,214,331	—
Increase in operator prepayment liabilities	(14,759,766)	14,871,530	—
Increase in accrued liabilities	19,070,853	824,076	—
Increase in income taxes payable	49,782	73,507	—

Net cash provided by (used in) operating activities	2,975,706	20,315,578	(15,838)
CASH FLOW FROM INVESTING ACTIVITIES:
Payments to purchase oil and gas properties	(10,667,126)	(6,435,702)	—
Purchase of furniture and fixtures	(1,974,908)	(831,342)	—

Net cash used in investing activities	(12,642,034)	(7,267,044)	—
CASH FLOW FROM FINANCING ACTIVITIES:
Member contributions	—	750,000	3,000
Member distributions	(1,500,000)	—	—
Proceeds/(payments) of notes payable, net	5,000,000	2,985,000	15,000

Net cash provided by financing activities	3,500,000	3,735,000	18,000

NET INCREASE(DECREASE) IN CASH	(6,166,328)	16,783,534	2,162
Cash and cash equivalents at beginning of the period	16,785,696	2,162	—

Cash and cash equivalents at end of period	$10,619,368	$16,785,696	$2,162

Cash paid for:
Interest	45,833	—	—
Taxes	73,507	—	—

See accompanying notes to financial statements

ZaZa Energy, LLC

Notes to Financial Statements

December 31, 2011

1. Organization and Description of Business Activities

Nature of Business

        ZaZa Energy, LLC (ZaZa, we, our, us, or the Company) is a Texas limited liability company focused on the exploration development, production, and acquisition of unconventional onshore oil and gas reserves in the United States of America. Currently, ZaZa's main focus is on exploiting the newly established Eagle Ford Shale Resource Play "ESRP" and on acquiring producing properties. The Company was formed and began operations on March 4, 2009. ZaZa Energy is headquartered in Houston, Texas with a field office in Corpus Christi, Texas.

Company Agreement

        Under the provisions of the Company Agreement, the members of ZaZa equally participate in the Company's profit and loss. In addition, members are entitled to nonliquidating distributions consisting of first, their preferred return, second unrecovered contributions, and finally any cash flow in excess of the preferred return and unrecovered contributions in proportion to the members' respective general sharing ratios. Preferred return is defined as 12% of the member's daily computational base, as defined in the agreement.

Exploration and Development Agreement (EDA)

        In April 2010, the Company entered into an agreement with Hess Corporation (Hess) in which ZaZa will identify certain geographical areas in the Eagle Ford Shale trend that are available for leasing and subsequently conduct exploration and production activities thereon. Hess shall pay all acquisition costs including ZaZa's interest until production up to $500 million. As of December 31, 2011, approximately $366 million in leases had been acquired pursuant to this agreement. After production, Hess will retain a 90% working interest and ZaZa, the operator, a 10% working interest. Hess will also pay ZaZa a 10% cash bonus per net acre for each lease purchased. The 10% cash bonus is recognized as revenue after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

        In connection with the EDA, Hess periodically advances non-interest bearing funds to ZaZa to fund lease acquisitions, exploration and development activities, and reimburses ZaZa for certain general and administrative expenses incurred in performing these activities. The funds received related to lease acquisitions are deemed restricted as to use pursuant to the EDA until the lease is acquired. Hess also approves all exploration and development activities based on the underlying approved authorization for expenditures (AFE) and has agreed to advance funds to ZaZa for such activities, usually 30 days in advance of actual expenditures being incurred. The funds, once received, are commingled with ZaZa's own cash and are not restricted as to use. The amounts received by ZaZa for lease acquisitions and exploration and development activities in excess of the amounts incurred to date are recorded as advances from joint interest owner in the accompanying balance sheet. Given the nature of the EDA arrangement to ZaZa's overall business activities, the cash flows from each of the above activities have been presented as operating cash flows in the accompanying statements of cash flows. Included in our cash flows from operating activities for the year ended December 31, 2011 of $524 thousand is a net decrease in advances from Hess related to exploration and development activities of $9.9 million. The amount of such advances received, which, as of December 31, 2011 and 2010, are expected to be used within the next 30-45 days, is $0 and $9.9 million, respectively. Reimbursements for general and administrative expenses are presented as a reduction to total general

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

1. Organization and Description of Business Activities (Continued)

and administrative expenses in the accompanying financial statements. Amounts of general and administrative expenses reimbursed during the years ended December 31, 2011 and 2010 approximated $8.7 million and $2.9 million, respectively.

Combination with Toreador

        On August 9, 2011, ZaZa entered into a merger agreement with Toreador Resources Corporation. The merger was consummated on February 21, 2012 and, the members of ZaZa now own three-fourths and Toreador stockholders now own one-fourth of the combined entity's outstanding public shares. See Note 14 for further information regarding the merger.

        The accompanying financial statements have been prepared assuming that ZaZa Energy, LLC will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency and has relied on funds from its principal joint venture between ZaZa LLC and Hess Corporation under the Exploration and Development Agreements (Eagle Ford Shale Area, dated April 28, 2010, and Hackberry Creek Area, dated March 26, 2010, each an "EDA" and collectively, the "EDAs") to finance its operations.

Going Concern

        Based on correspondence and communications between the parties, the differing views of the parties on the respective obligations under the EDAs became apparent and led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets. On June 8 2012, ZaZa, ZaZa LLC and Hess entered into a Heads of Agreement ("HoA") as reported on Form 8-K filed on June 11, 2012, that calls for the termination of the ongoing obligations of the parties under the EDAs, and the "French Agreements" between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by these agreements. Definitive documentation effectuating the terms of the HoA is expected to be completed and executed on or before June 29, 2012.

        The HoA generally provides that the ongoing obligations of the parties under the EDAs and the French Agreements, including funding for additional leases, well carry or carry for expenses, will be terminated upon consummation of the transactions. Under the HoA and subject to the completion of definitive documentation by June 30, 2012, or such later date as may be extended pursuant to the HoA, ZaZa will receive upon consummation of the transactions outlined in the HoA:

  •
  $70 million in cash;

  •
  Approximately 60,500 additional net acres in the Eagle Ford core area; and

  •
  From five to 10 percent of any net sales proceeds in excess of $1 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013.

        Upon consummation of the transactions outlined in the HoA, ZaZa's net acreage holdings in the Eagle Ford core will increase from a total of 11,500 acres to approximately 72,000 acres. The acreage by area comprises approximately 1,970 acres in southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

1. Organization and Description of Business Activities (Continued)

Lavaca Counties). Per the HoA, ZaZa will have the rights to approximately 3,924 additional acres in the Sweet Home Prospect Area that have not been timely transferred by a third-party lease broker but for which payment of approximately $10.4 million has been made under the EDAs. While ZaZa hopes to receive all of the acreage, if ZaZa receives cash from the lease broker in lieu of the acreage, whether from a judgment, payment refund or otherwise, such cash must be split evenly with Hess.

        As part of the HoA, ZaZa also will transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the French Agreements and retain a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

        The HoA is non-binding and subject to definitive documentation. There is no guarantee that the transactions contemplated by the HoA will be completed timely or completed at all. If the definitive documentation is not completed, either party may terminate the HoA and enforce its rights under the EDAs and the French Agreements including submission of claims to arbitration.

        In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess's obligation to carry the cost of wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million. This $15 million was paid to ZaZa on June 8, 2012. ZaZa LLC has the right under the amendment to reinstate Hess's well-carry obligations at any time prior to September 28, 2012, so long as the Exploration and Development Agreement is still in effect, by paying Hess $15 million.

        The combined amount of $85 million will be used in offsetting amounts owed to us under the EDAs of $4.0 million, in settlement of third party accounts payable balance of $14.4 million, reduction of $33 million of the principal amount of our 8% senior secured notes due 2017.

        We are confident our 2012 plan, which assumes the proceeds from the HOA, would result in a positive working capital of $8 million to $17 million at December 31, 2012, if we are able to provide tax shelter for all of the $85 million consideration received by Hess through use of our existing net operating losses. If we are not able to do so, we estimate that we may have to curtail our development program and reevaluate our lease renewal strategy to offset approximately $14 million of tax payments in 2012.

        Our plan includes decreasing general and administrative expenses by 20% to 30% and, absent further funding, the drilling of only an exploration well in Eaglebine and/or Eagle Ford (our 2012 drilling expenditures are discretionary in nature).

        Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital, joint venture partnerships and possible asset divestitures to finance additional drilling operations in the Eaglebine and or Eagle Ford.

        The uncertainty surrounding the consummation of the transactions with Hess outlined in the Heads of Agreement and our current lack of readily available liquidity provided by other third party sources raise doubt about our ability to continue as a going concern.

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

2. Basis of Presentation

Proportional Consolidation

        ZaZa's interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

3. Restatement of Financial Statements as of and for the Year Ended December 31, 2010

        The balance sheet at December 31, 2010 and the statement of operations and cash flows for the year ended December 31, 2010 are being restated as a result of incorrect calculation of the net profits interest resulting in an additional $95,900 in general and administrative costs and corresponding accrued liability; and non-recognition of 10 days of interest on the $3 million in partner notes resulting in an additional $6,600 in interest expense and corresponding accrued liability. The Company previously believed these amounts to be immaterial to its 2010 financial statements, but the cumulative effect on the 2011 net loss of the corresponding out of period expenses was material to the 2011 financial statements.

        A summary of the restatements included in this filing are as follows:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet as of December 31, 2010
Total assets	31,727	$—	31,727
Accrued liabilities	722	103	825
Total current liabilities	24,330	103	24,433
Total liabilities	24,330	103	24,433
Total members' equity	7,397	(103)	7,294

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Statement of Operations for the year ended December 31, 2010
Total revenues	$10,495	$—	$10,495
General and administrative expense, net	3,518	96	3,614
Total operating expenses	3,881	96	3,977
Operating income	6,614	(96)	6,518
Interest income (expense)	4	(7)	(3)
Net income	6,545	(103)	6,442
Statement of Cash Flows for the year ended December 31, 2010
Net income	$6,545	$(103)	$6,442
Change in operating assets and liabilities:
Increase in accrued liabilities	721	103	824

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

4. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers investments in all highly liquid instruments with original maturities of three months or less at date of purchase to be cash equivalents.

Revenue Recognition

        The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. As of December 31, 2011 and 2010, substantially all of our oil and gas production had been marketed by Hess. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are overdelivered or underdelivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

        The Company also derives its bonus income revenue from a bonus on leasehold amounts that Hess agrees to participate in. The bonus amount is equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and is recognized after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

        Other income represents earnest money forfeited by counterparties. The earnest money is a deposit towards the purchase price of a lease to demonstrate that the buyer is serious about wanting to complete a purchase. If the offer is rejected, the earnest money is usually returned, since no binding contract has been entered into. If the buyer retracts the offer or does not fulfill its obligations under the contract, the earnest money is forfeited. Income is recognized when the earnest money is forfeited.

Accounts Receivable

        Accounts receivable include reimbursement amounts billed to Hess, oil and gas revenues, and related parties receivables. Management periodically assesses the Company's accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of December 31, 2011 and 2010. The Company usually does not require collateral.

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

4. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        The Company maintains its cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation. The Company's cash balances typically are in excess of the insured limit. A significant portion of accounts receivable are from one entity. This concentration may impact the Company's overall credit risk, either positively or negatively, in that this entity may be similarly affected by changes in economic or other conditions. The Company has incurred no losses related to these accounts.

Oil and Gas Properties

        The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized. Unproved properties with individually significant acquisition costs are amortized over the lease term and analyzed on a property-by-property basis for any impairment in value. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

        ZaZa's engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids, and natural gas that geological and engineering data demonstrate, with reasonable certainly, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

        Depreciation, depletion, and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion, and amortization for leasehold acquisition costs is the sum of proved developed reserves and

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

4. Summary of Significant Accounting Policies (Continued)

proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration, and abandonment costs, net of salvage values are taken into account. Certain other assets, including gathering and processing facilities, are depreciated on a straight-line basis over the estimated useful life of the asset.

        Amortization rates are updated quarterly to reflect: (1) the addition of capital costs, (2) reserve revisions (upwards or downwards) and additions, (3) property acquisitions and/or property dispositions, and (4) impairments. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Asset Retirement Obligations

        We follow ASC 410-20 which applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. ASC 410-20 requires that we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company's estimated asset retirement obligation as of December 31, 2010 for the four non-operated wells was deemed immaterial to the financial statements. For December 31, 2011 the Company recorded $309,480 in asset retirement obligations including $2,145 in accretion.

Furniture and fixtures

        Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets' estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

        Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors.

Income Taxes

        ZaZa is a limited liability company. As a result, the Company's income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal income taxes in the accompanying financial statements of the Company. Certain states directly tax limited liability companies and we therefore record state income tax expense in these jurisdictions.

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

5. Consulting Agreements

        On May 10, 2010, the Company entered into consulting agreements with four nonemployee consultants for a period of two years. As a portion of their compensation, they each are to receive a 3% net profits interest in the net operating income of ZaZa, as defined in the agreement. The net profits interest is calculated and payable each fiscal quarter. During the first and second quarter of 2011, ZaZa had net income and a net profit amount was calculated. In periods of loss, the deficit builds until the losses have been made up by profits. For the year ended December 31, 2011 and 2010, the Company recorded $1,050,478 and $888,828, respectively in general and administrative expenses related to the net profits interest. See footnote 3 for further information regarding the expense in 2010.

6. Related Party Transactions

        Each of the three ZaZa managing partners has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

  •
  each leasehold estate located within the boundaries of the "area of mutual interest" map attached to the Exploration and Development Agreement between ZaZa and Hess (the "EDA") that has been or may be acquired by ZaZa prior to April 2016 (or such later date if extended pursuant to the EDA), with or without the participation of Hess, including the Eagle Ford shale trend and the Eaglebine trend; and

  •
  each leasehold estate located within the boundaries of an "expansion area" covering certain counties in Alabama, Florida, Louisiana and Mississippi that may be acquired by ZaZa prior to April 2016, unless a longer period of time is stated in any area of mutual interest agreement that may be entered into between ZaZa and a third party.

        In March 2010, ZaZa entered into an agreement with the ZaZa members and Eli Smith & Associates, which we refer to as Smith, to acquire 100% working interests in any unproved acreage identified in a defined area of mutual interest located in the Colorado and Lavaca counties of Texas. During the year ended December 31, 2011, ZaZa acquired acreage totaling approximately $6.1 million pursuant to this agreement. During the year ended December 31, 2010, ZaZa acquired acreage totaling approximately $28.9 million pursuant to this agreement; $6.2 million of the purchase price was in the form of $3 million notes payable due to the ZaZa members and $3.2 million in accounts payable due to ZaZa members, which was paid in January 2011. The ZaZa managing partners and Smith retain a direct or indirect reserved overriding royalty interest generally equal to three percent (3%) in each property sold to ZaZa, which is divided pro-rata among the four sellers in the transactions. Simultaneously with each purchase, ZaZa pursuant to a separate agreement sells 90% of the acquired working interests to Hess, retaining a 10% working interest in each property. No gain or loss was recognized on the sales to Hess.

        Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation is based on the fulfillment of certain performance metrics and the occurrence of a "Company liquidity event," defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa. As of December 31, 2011 and 2010, ZaZa had an outstanding commitment to its members in the amount of $16.2 million and $4.6 million, respectively related to performance metrics achieved.

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

6. Related Party Transactions (Continued)

        ZaZa has no full time employees, but has entered into a management agreement (the "Management Agreement") with Sequent Petroleum Management, LLC ("SPM") pursuant to which SPM provides ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel in March 2011. One of the principals of SPM, Scott Gaille, was appointed ZaZa Energy Corporation's Chief Compliance Officer as of March 2012. ZaZa reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. In 2011, ZaZa paid SPM $6.3 million (including $50 thousand in management fees) under this agreement. At December 31, 2011, ZaZa had a receivable from SPM for $84 thousand related to an estimation of year end payroll as well as a deposit for SPM working capital in the amount of $25,000.

        Lot-A-Go 5 ("LG5") is an airplane rental company in which Todd Brooks and Gaston Kearby hold partnership interests in. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa is charged for the pilots' time, hanger fees and fuel. In addition, at December 31, 2011, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short term working capital loan that bears no interest. No such transaction occurred in 2010.

        For the year ended December 31, 2010, ZaZa received revenue totaling $75,125 from Neuhaus Brooks Investment, LLC, which is owned by a member of ZaZa, as oil and gas production revenue. No such revenue was received in 2011.

7. Notes Payable to Members

        In December 2010, the Company entered into $3 million notes payable with its members; these notes bear interest at 8% and were paid in full on February 21, 2012, the date of the merger. As such these amounts have been classified as current liabilities in the accompanying financial statements.

8. Contingencies

        The Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore, it is extremely difficult to reasonably quantify future environmental related expenditures. The Company, from time to time, may be subject to legal proceedings, claims, or environmental matters that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company's business, financial position, or results of operations.

9. Long Term Debt

        One of ZaZa's designees to the new ZaZa initial board of directors, Travis H. Burris, currently owns a 45% interest in, and serves as Chairman and President of, Texas Champion Bank. On September 23, 2011, ZaZa entered into a $5 million revolving line of credit with Texas Champion Bank under which the full amount was drawn on December 31, 2011. The line of credit bears interest at 5.5%, matures on September 25, 2012, and is secured by a first lien on ZaZa's interests in certain of its oil and gas properties. The loan was paid off in conjunction with the merger as discussed further below.

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

10. Operating Leases

        The Company has noncancelable office leases in Houston and Corpus Christi, Texas with lease terms until April 30, 2019. Rent expense for the years ended December 31, 2011 and 2010 totaled $668,024 and $186,915, respectively, before reimbursements. There was no rent expense in 2009.

        Future minimum rental payments under all noncancelable operating leases as of December 31, 2011 were as follows:

2012	$1,160,584
2013	1,153,016
2014	1,159,666
2015	190,203
2016	190,203
Thereafter	131,478

Total minimum lease obligations	$3,985,150

11. Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to the short-term nature or maturity of the instruments.

12. Income Taxes

        In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3), which was amended in 2007. The new law restructured the state business tax by replacing the taxable capital and earned surplus components of the former franchise tax with a new "taxable margin" component. Since the tax is derived from an income-based measure, the margin tax is deemed as an income tax, and therefore, the provisions regarding the recognition of deferred taxes apply to the new margin tax. The Company has calculated its deferred tax assets and liabilities for Texas based on the margin tax in effect as of December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current income tax expense	$123,289	$73,507
Deferred income tax expense	—	—

Total	$123,289	$73,507

13. Oil and Gas Producing Activities (Unaudited)

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

        Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

13. Oil and Gas Producing Activities (Unaudited) (Continued)

of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time.

        Reserves Estimates.    All reserve information in this report is based on estimates prepared by our independent engineering firm and is the responsibility of management. The preparation of our oil reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economics evaluation software, as well as multi-discipline management reviews.

        We retain an independent engineering firm to provide annual year-end estimates of our future net recoverable oil and natural gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

        Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and natural gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

Capitalized Costs Related to Oil and Gas Producing Activities

	Year Ended December 31, 2011	Year Ended December 31, 2010
Proved properties	$3,609,596	$812,422
Unproved properties	13,800,567	5,623,280

	17,410,163	6,435,702
Less accumulated depreciation, depletion, and amortization	553,997	235,642

Net oil and gas properties	$16,856,166	$6,200,060

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

13. Oil and Gas Producing Activities (Unaudited) (Continued)

Costs Incurred

        Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Property acquisition cost:
Proved	$2,797,174	$812,422
Unproved	8,177,287	5,623,280
Exploration	—	—
Development costs	—	—

Total	$10,974,461	$6,435,702

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

        Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time.

        Reserves Estimates.    All reserve information in this report is based on estimates prepared by our independent engineering firm and is the responsibility of management. The preparation of our oil reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economics evaluation software, as well as multi-discipline management reviews.

        We retain an independent engineering firm to provide annual year-end estimates of our future net recoverable oil and natural gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

        Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and natural gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and natural gas prices, interest rates, changes in development

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

13. Oil and Gas Producing Activities (Unaudited) (Continued)

and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

	OIL (BBL'S)	GAS (MCF'S)	BOE EQUIV. (BBL'S)
Proved Reserves—December 31, 2010	—	—	—
Revisions of Previous Estimates	—	—	—
Extensions and Discoveries(1)	972,195	4,141,646	1,662,469
Improved Recovery	—	—	—
Production	(27,784)	(11,646)	(29,725)
Purchases of Reserves In-Place	—	—	—
Sales of Reserves In-Place	—	—	—

Proved Reserves—December 31, 2011(2)	944,411	4,130,000	1,632,744

As of and for the year ended December 31, 2011
Future cash inflows	$116,837,094
Future production costs	(25,037,440)
Future development costs	(7,936,250)
Future income tax expense	—

Future net cash flows	83,863,404
10% annual discount for estimated timing of cash flows	(33,519,980)

Standardized measure of discounted future net cash flows related to proved reserves	$50,343,424

(1)
Consists solely of reserves in the Eagle Ford earned pursuant to the EDA with Hess.

(2)
Does not include any pro forma adjustments for the HOA with Hess.

        At December 31, 2010, the Company's only proved reserves related to nonoperated property interest and were deemed immaterial for disclosure purposes. The Company had no proved reserves at December 31, 2009.

        The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries—Oil and Gas (Topic 932). The information is based on estimates prepared by our independent engineering firm. The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

        In reviewing the information that follows, we believe that the following factors should be taken into account:

  •
  future costs and sales prices will probably differ from those required to be used in these calculations;

  •
  actual production rates for future periods may vary significantly from the rates assumed in the calculations; and

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

13. Oil and Gas Producing Activities (Unaudited) (Continued)

  •
  a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil revenues.

        Under the standardized measure, future cash inflows were estimated by applying the prices used in estimating our proved oil and gas reserves to the year-end quantities of those reserves. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. The standardized measure is derived from using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.

        In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

        The prices of oil and natural gas at December 31, 2011, used to estimate reserves in the table shown below, were $96.83 per Bbl of oil, and $4.014 per MMbtu of natural gas. The price utilized at December 31, 2011 was the preceeding twelve month average price based on closing prices on the first day of each month for the year.

14. Subsequent Events

Combination with Toreador Resources Corporation

        On February 21, 2012, we consummated the combination (the "Combination") of ZaZa Energy, LLC, a Texas limited liability company ("ZaZa LLC") and Toreador Resources Corporation, a Delaware corporation ("Toreador"), on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly owned subsidiary ("Merger Sub"), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the "Merger"), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the "ZaZa LLC Members"), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the "Contribution"), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the "Profits Interests Contribution"). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to be acquiring Toreador in this transaction. Under the purchase method of accounting, the assets and liabilities of Toreador will be recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

        At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of our common stock, par value $0.01 per share (the "Common

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

14. Subsequent Events (Continued)

Stock"), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

        Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and the Company (the "Contribution Agreement"), the ZaZa LLC Members contributed all of the limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represents 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination, and (ii) notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes"). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the "ZaZa Principals"), in respect of certain unpaid compensation amounts owing to the ZaZa Principals by ZaZa LLC (the "Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we and ZaZa LLC may make regularly scheduled interest payments to the ZaZa LLC Members on these notes and may prepay these notes at any time. We and ZaZa LLC are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

        Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among the Company, ZaZa LLC and the holders of net profits interests in ZaZa LLC (the "NPI Contribution Agreement"), the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

Sale of 8.00% Secured Notes due 2017 and Warrants

        Also on February 21, 2012, we entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the "Purchasers"), pursuant to which we issued senior secured notes (the "Secured Notes") in the aggregate principal amount of $100,000,000 and warrants (the "Warrants") to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

        The Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

14. Subsequent Events (Continued)

for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.

        The Secured Notes are guaranteed by our domestic subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of our foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Secured Notes. The Secured Notes will rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Secured Notes.

        Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Secured Notes at a price equal to the principal amount of the Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the Purchase Agreement) occurs at any time prior to maturity of the Secured Notes, noteholders may require us to purchase all or a portion of the Secured Notes at a price equal to 101% of the principal amount of the Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

        On or prior to February 21, 2015, we may purchase at any time or from time to time any or all of the Secured Notes at 100% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes, plus a make-whole premium on the principal amount of such notes. After February 21, 2015 and ending on February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at a price equal to 105% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes. After February 21, 2016, we may purchase at any time or from time to time any or all of the Secured Notes at 100% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes.

        We are subject to certain affirmative and negative covenants pursuant to the Secured Notes, including, without limitation, restrictions on our and our subsidiaries' abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

        After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and become exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume-weighted average price (the "VWAP") of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and below strike

ZaZa Energy, LLC

Notes to Financial Statements (Continued)

December 31, 2011

14. Subsequent Events (Continued)

price or below market price issuances. The Warrants also prohibit the payment of cash dividends for so long as the Warrants remain outstanding.

        The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a "beneficial owner" (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days' notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

        The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the "Lock-Up Agreement"), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

        As of June 14, 2012, the Company has determined that there are no other subsequent events which require recognition or disclosure in these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of Toreador Resources Corporation,

        We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Paris-La Défense, April 6, 2012

ERNST & YOUNG Audit
/s/ Phillipe Diu

Torreador Resources Corporation
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$5,695	$21,616
Restricted Cash (Note 2)	750	—
Accounts receivable (Notes 2 and 5)	2,817	3,988
Other current assets (Note 2 and 6)	3,843	3,398

Total current assets	13,105	29,002
Oil properties (Note 7)
Oil properties, gross	106,803	108,979
Accumulated depreciation, depletion and amortization	(47,912)	(43,201)

Oil properties, net	58,891	65,778
Investments	14	200
Goodwill	3,568	3,685
Other assets	1,228	1,634

Total assets	$76,806	$100,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,006	$11,890
Deferred lease payable—current portion	118	113
Derivatives (Note 17)	—	1330
Income taxes payable (Note 12)	211	6,341

Total current liabilities	13,335	19,674
Long-term accrued liabilities	240	348
Deferred lease payable, net of current portion	212	329
Asset retirement obligations (Note 2)	6,869	6,866
Deferred income tax (Note 12)	17,792	14,618
Long-term debt (Notes 9 and 18)	33,473	34,394

Total liabilities	71,921	76,229
Stockholders' equity:
Common stock, $0.15625 par value, 50,000,000 shares authorized; 26,046,644 and 25,849,705 shares issued at December 31, 2011 and 2010 respectively	4,070	4,039
Additional paid-in capital	203,751	200,230
Accumulated deficit	(203,799)	(186,068)
Accumulated other comprehensive income	3,397	8,403
Treasury stock at cost, 721,027 shares for 2010 and 2011	(2,534)	(2,534)

Total stockholders' equity	4,885	24,070
Total liabilities and stockholders' equity	$76,806	$100,299

The accompanying notes are an integral part of these financial statements

Torreador Resources Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For The Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues and other income:
Sales and other operating revenue (Note 2)	$32,956	$23,994	$19,236
Other income (Notes 2 and 15)	3,019	16,770	—
Total revenues and other income	35,975	40,763	19,236
Operating costs and expenses:
Lease operating expense	12,446	11,597	8,396
Exploration expense	1,967	1,977	138
Depreciation, depletion and amortization (Note 2)	6,019	4,390	5,256
Accretion on discounted assets and liabilities (Note 2)	308	(89)	507
Impairment of oil and natural gas properties and intangible assets	186	—	—
General and administrative	20,738	15,177	20,360
Gain on sale of properties and other assets	—	—	(121)
(Gain) Loss on oil and gas derivative contracts (Notes 17 and 18)	2,373	444	879
Total operating costs and expenses	44,037	33,496	35,415
Operating income (loss)	(8,062)	7,268	(16,179)
Other (expense) income:
Foreign currency exchange gain (loss)	(1,152)	(874)	169
(Loss) gain on the early extinguishment of debt (Note 9)	—	(4,256)	3,596
Interest expense, net of interest capitalized	(1,929)	(4,758)	(3,368)
Total other (expense) income	(3,081)	(9,888)	397
Income (loss) before taxes from continuing operations	(11,143)	(2,620)	(15,782)
Income tax (benefit) provision (Note 12)	2,431	6,130	(450)
Loss from continuing operations, net of income taxes	(13,574)	(8,750)	(15,332)
Loss from discontinued operations, net of income taxes (Note 19)	(4,158)	(740)	(10,080)
Net loss available to common shares	$(17,732)	$(9,490)	$(25,412)
Basic loss available to common shares per share: (Note 4)
From continuing operations, net of income taxes	$(0.52)	$(0.35)	$(0.75)
From discontinuing operations, net of income taxes	(0.16)	(0.03)	(0.49)
Total basic loss available to common shares per share:	$(0.68)	$(0.38)	$(1.24)
Diluted loss available to common shares per share: (Note 4)
From continuing operations, net of income taxes	$(0.52)	$(0.35)	$(0.75)
From discontinuing operations, net of income taxes	(0.16)	(0.03)	(0.49)
Total diluted loss available to common shares per share:	$(0.68)	$(0.38)	$(1.24)
Weighted average shares outstanding:
Basic	26,003	25,165	20,564
Diluted	26,003	25,165	20,564
Statement of Comprehensive Loss
Net loss	$(17,732)	$(9,490)	$(25,412)
Foreign currency translation adjustments	(5,006)	(2,497)	4,561
Foreign currency translation adjustments subsidiaries sold	—	—	(30,161)
Comprehensive (loss)	$(22,738)	$(11,987)	$(51,012)

The accompanying notes are an integral part of these financial statements.

Torreador Resources Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock (in thousands)	Common Stock ($)	Additional paid in capital ($)	Accumulated deficit ($)	Accumulated Other Comprehensive Income (loss) ($)	Treasury Stock (in thousands)	Treasury Stock ($)	Total Stockholders' Equity
Balance at December 31, 2008	20,984	$3,279	166,484	$(151,166)	$36,500	721	$(2,534)	$52,563
Exercise of stock options	31	5	109	—	—	—	—	114
Return of stock options exercised	(30)	(5)	(158)	—	—	—	—	(163)
Issuance of restricted stock net of forfeitures	1,122	175	(175)	—	—	—	—	—
Stock option expense	—	—	38	—	—	—	—	38
Amortization of deferred stock compensation	—		4,618					4,618
Net loss	—			(25,412)				(25,412)
Foreign currency translation adjustment	—	—	—		4,561	—	—	4,561
Foreign currency translation adjustment subsidiaries sold	—	—	—	—	(30,161)	—	—	(30,161)
Tax effect of restricted stock	—	—	(21)	—	—	—	—	(21)

Balance at December 31, 2009	22,107	$3,454	$170,895	$(176,578)	$10,900	721	$(2,534)	$6,137

Exercise of stock options	5	1	15	—	—	—	—	16
Return stock options exercised	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	288	45	(45)	—	—	—	—	—
Issuance of common stock	3,450	539	28,786	—	—	—	—	29,325
Amortization of deferred stock compensation	—	—	3,214	—	—	—	—	3,214
Net loss	—	—	—	(9,490)	—	—	—	(9,490)
Foreign currency translation adjustment	—	—	—	—	(2,497)	—	—	(2,497)
Tax effect of restricted stock	—	—	(146)	—	—	—	—	(146)
Payment of equity issuance costs	—	—	(2,489)		—	—	—	(2,489)

Balance at December 31, 2010	25,850	$4,039	$200,230	$(186,068)	$8,403	721	$(2,534)	$24,070

Exercise of stock options	—	—	—	—	—	—	—	—
Return of stock options exercised	—	—	—	—	—	—	—	—
Issuance of restricted stock	197	31	(31)	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	3,553	—	—	—	—	3,553
Net loss	—	—	—	(17,732)	—	—	—	(17,732)
Foreign currency translation adjustment	—	—	—	—	(5,006)	—	—	(5,006)
Tax effect of restricted stock	—	—	—	—	—	—	—	—
Payment of equity issuance costs	—	—	—	—	—	—	—	—

Balance at December 31, 2011	26,047	$4,070	$203,751	$(203,799)	$3,397	721	$(2,534)	$4,885

See accompanying notes to the consolidated financial statements.

Torreador Resources Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,732)	$(9,490)	$(25,412)
Depreciation, depletion and amortization	6,019	4,390	5,413
Accretion on discounted assets and liabilities	308	(89)	507
Amortization of deferred debt issuance costs	552	1,525	158
Stock based compensation	3,553	3,214	4,656
Deferred income taxes (liabilities) benefit	3,174	(740)	968
Dry hole costs	—	—	1,318
Impairment of oil and natural gas properties	186	—	10,725
Gain on sale of properties and equipment	—	—	(121)
Gain on sale of discontinued operations	—	—	(3,582)
Loss (gain) on early extinguishment of debt—convertible notes	—	4,256	1,554
Bad debt expense	—	(395)
Unrealized (gain) loss on commodity derivatives	(1,330)	444	886
Amortization of the fair-value of the bonds	(669)
(Increase) decrease in restricted cash	(750)	—	—
(Increase) decrease in accounts receivable	1,171	(906)	(2,069)
Decrease in income taxes receivable	—	245	(245)
Decrease (increase) in other current assets	(445)	634	120
Decrease in other assets	(145)	651	(21)
Increase in assets and liabilities held for sale	—	—	(3,050)
(Decrease) increase in accounts payable and accrued liabilities	1,113	599	5,187
Decrease in deferred lease payable	(114)	(107)	(114)
Increase (decrease) in income taxes payable	(6,130)	6,341	(4,223)
Decrease in long-term accrued liabilities	(108)	(37)	—

Net cash provided by (used in) operating activities	(11,347)	10,535	(7,345)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	70,851
Additions to property and equipment	(1,491)	(1,503)	(7,914)
Proceeds from sale of oil and gas properties	—	8	—

Net cash (used in) provided by investing activities	(1,491)	(1,495)	62,937
Cash flows from financing activities:
Repayment of convertible notes	—	(54,616)	—
Tax benefit related to restricted stock	—	(146)	—
Issuance of convertible notes	—	31,631	—
Deferred debt issuance costs	—	(1,947)	—
Proceeds from issuance of common stock, net of equity issuance costs of $2,489	—	26,837	—
Exercise of stock options	—	15	(49)
Payment of long-term debt	—	—	(57,712)

Net cash provided by (used in) financing activities	—	1,774	(57,761)
Net increase (decrease) in cash and cash equivalents	(12,838)	10,814	(2,169)
Effects of foreign currency translation on cash and cash equivalents	(3,083)	2,090	(3,979)
Cash and cash equivalents, beginning of period	21,616	8,712	14,860

Cash and cash equivalents, end of period	$5,695	$21,616	$8,712

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$2,372	$3,255	$3,169
Cash paid during the period for income taxes	$10,067	$14	$4,032

Toreador Resources Corporation

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1—DESCRIPTION OF BUSINESS

        Toreador Resources Corporation ("Toreador") is an independent energy company engaged in the exploration and production of crude oil interests in developed and undeveloped oil properties in the Paris Basin, France. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

        We are a Delaware corporation that was incorporated in 1951.

        Our offices in the United States are located at 13760 Noel Road, Suite 1100, Dallas, TX, 75240-1383 (telephone number: (214) 559-3933). Our principal executive offices are located at c/o Toreador Holding SAS, 5 rue Scribe, 75009 Paris, France (telephone number: +33 1 47 03 34 24).

BASIS OF PRESENTATION

        Toreador consolidates all of its majority-owned subsidiaries (collectively, "we," "us," "our," or the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

        Certain previously recorded amounts at December 31, 2010 have been reclassified to conform to this period presentation.

        Unless otherwise noted, amounts reported in tables are in thousands, except per share data.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

        The Company's estimates of crude oil reserves are the most significant estimates used. All of the reserve data in the consolidated financial statements for the year ended December 31, 2011 are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil. There are numerous uncertainties inherent in estimating quantities of proved crude oil reserve. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil that are ultimately recovered.

        Other items subject to estimates and assumptions include the carrying amounts of oil properties, goodwill, asset retirement obligations, derivative financial instruments and deferred income tax assets. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less. We maintain our cash in bank deposit accounts. We have not experienced any losses in such accounts.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2011 and 2010 we had $6.4 million and $21.6 million, respectively, on deposit in banks.

        On March 28, 2011, Bred, the Company's bank, issued a Standby Letter of Credit ("SBLC") for an amount of $1.6 million in favor of Vitol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the bank under the SBLC. The amount of the SBLC has been amended to $750,000 on September 27, 2011. The full amount of the SBLC has been classified as restricted cash in our consolidated balance sheet at December 31, 2011.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We currently sell oil to one customer, TOTAL. Substantially all of our accounts receivable are due from TOTAL, as purchaser of our oil production, and from our partner Hess Oil France in connection with certain personal general and administrative costs associated with, and invoiced to Hess Oil France pursuant to the Hess Investment Agreement dated as of May 10, 2010. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit-ratings.

        We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

DERIVATIVES

        We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, at December 31, 2011 and 2010, due to the short-term nature or maturity of the instruments.

        At December 31, 2010, the New Convertible Senior Notes, which had a book value of $31.6 million, were trading at $166.51, which would equal a fair market value of approximately $52.6 million.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At December 31, 2011, the New Convertible Senior Notes, which had a book value of $31.6 million, were trading at $99.00, which would equal a fair market value of approximately $ 31.3 million.

INVENTORIES

        At December 31, 2011 and 2010, other current assets included $2.5 million, and $2.7 million of inventory, respectively. Those amounts consist of tubular goods and crude oil held in storage tanks. Inventories are stated at the lower of actual cost or market and are included in lease operating expense based on the weighted average cost method.

OIL PROPERTIES

        We follow the successful efforts method of accounting for oil exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. Significant costs associated with the acquisition of oil properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, net of the accumulated depreciation or depletion, and the gain or loss is credited to or charged against operations.

        Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described above.

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized in 2011, 2010 and 2009 was $0, $0, and $355,000, respectively.

        We record furniture, fixtures and equipment at cost.

LOSS FROM DISCONTINUED OPERATIONS

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. This resulted in a gain of $5.8 million which was recorded in the first quarter of 2009. We retained a royalty of 1.5% of gross proceeds from oil and gas sales from the Fauresti Field. Lotus Petrol's acquisition of Toreador's Romanian assets in 2008 obliged it to pay an amount equal to 12.5% Gross Overriding Royalty Interest (GORRI) on all and any hydrocarbon production until the Fauresti wells have been plugged and abandoned. In order to verify such amounts, Lotus is obliged to provide Toreador with monthly production statements. These production statements were delivered late and Toreador has not yet received the outstanding GORRI payments for the period from 1 October 2009 to December 31, 2010. These outstanding payments for an aggregate amount of $395,000 have been demanded and Toreador is currently in correspondence with Lotus on ensuring that these overdue amounts are paid. Nevertheless the receivables have been fully off-set by a bad-debt allowance, even if the Company will use all available actions to obtain payment from Lotus.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On March 3, 2009 we completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey, to Petrol Ofisi for $55 million. In accordance with the revised assignment announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million was paid on September 1, 2009. There was no gain or loss resulting from this sale.

        On September 30, 2009, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Tiway Oil BV, a company organized under the laws of the Netherlands ("Tiway"), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. ("Toreador Turkey") to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey was completed on October 7, 2009 which resulted in a gain of $1.8 million.

        On September 30, 2009, the Company entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (Rohöl-Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited ("Toreador Hungary") to RAG for total consideration consisting of (1) a cash payment of US$5.4 million (€3.7 million) paid at closing, (2) US$435,000 (€300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009, and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009. The sale of Toreador Hungary resulted in a loss of $4.1 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

        We provide depreciation, depletion and amortization of our investment in producing oil properties on the units-of-production method, based upon independent reserve engineers' estimates of recoverable oil and natural gas reserves from the property. Depreciation expense for furniture, fixtures, equipment and leasehold improvements are amortized over the shorter of their useful lives or lease term calculated on a straight-line basis based upon estimated useful lives of three to seven years.

IMPAIRMENT OF ASSETS

        We evaluate oil producing property costs for impairment by using the discounted cash flows coming from our 1P reserves until the end of our Neocomian Concessions and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 360, "Property, Plant, and Equipment".

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred.

BAD DEBT ALLOWANCE

        An allowance for doubtful accounts is calculated on a customer by customer basis per management's review of the collectability

ASSET RETIREMENT OBLIGATIONS

        We account for our asset retirement obligations in accordance with ASC 410, "Asset Retirement and Environmental Obligations", which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        As of December 31, 2011, we updated our asset retirement obligations and assets based on the last reserve life estimates available to the Company and on higher retirement cost estimates.

        The following table summarizes the changes in our asset retirement liability during the twelve months ended December 31, 2011 and for the year ended December 31, 2010:

	2011	2010
	(in thousands)
Asset retirement obligation at January 1	$6,866	$6,733
Asset retirement accretion expense	560	505
Foreign currency exchange loss (gain)	(363)	(469)
Change in reserve life estimate	(194)	97

Asset retirement obligation at the end of the period	$6,869	$6,866

Goodwill

        We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 "Intangibles—Goodwill and Other" ("ASC 350"). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method.

        We review annually at fiscal year end the value of goodwill recorded or more frequently if impairment indicators arise. We performed an impairment test at the end of 2011 comparing the value of the goodwill to the discounted cash flows associated with total 2P reserves attributable to France using a price of $108.09/Bbl and an 8% discount rate. We recognized no goodwill impairment in 2011, 2010 and 2009. Goodwill was adjusted $117,000 in 2011 and $288,000 in 2010 for the foreign currency translation adjustment.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Our French crude oil production accounts for substantially all of our oil sales. We sell our French crude oil to Total Raffinage Marketing ("TOTAL"), and recognize the related revenues when the production is delivered to TOTAL's refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to TOTAL. The terms of the contract with TOTAL state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt's Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with TOTAL is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review TOTAL's payment timing to ensure that receivables from TOTAL for crude oil sales are collectible. In 2011, 2010 and 2009 sales to TOTAL represents approximately 99%, 99% and 98%, respectively, of the Company's total sales and other operating revenue and approximately 94% and 61% of the Company's accounts receivable at December 31, 2011 and 2010, respectively.

        We recognize revenue for our remaining production when the quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty and sixty days of the end of each production month, respectively. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. Taxes associated with production are classified as lease operating expense.

        Under the Hess Investment Agreement, our subsidiary, ZaZa Energy France (f/k/a Toreador Energy France) ("ZEF"), is entitled to invoice Hess for all personal general and administrative expenses associated with its activities as operator under the exploration permits we hold and in which we transferred to Hess 50% of our interest pursuant to the Hess Investment Agreement. We invoice Hess Oil France for such administrative expenses based on time spent by our employees at an agreed hourly rate and we recognize other operating income as the general and administrative expense are incurred.

STOCK-BASED COMPENSATION

        We account for stock-based compensation in accordance with FASB ASC 718, "Compensation—Stock Compensation" ASC 718 establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

        The functional currency of the countries in which we operate is the U.S. dollar in the United States and the Euro in France. Gains and losses resulting from the translation of Euros into U.S. dollars are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

INCOME TAXES

        We are subject to income taxes in the United States and France. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. All interest and penalties related to income tax is charged to general and administrative expense. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized. We made a commitment to be fully reinvested in our international subsidiaries.

DEFERRED DEBT ISSUANCE COST

        Deferred debt issue costs are amortized under the effective interest method over the term of the loan (i.e. for New Convertible Senior Notes, from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes) as a component of interest expense. Deferred debt issuance costs, which are included in other assets, totaled approximately $1.1 million and $1.6 million net of accumulated amortization of $1,328,000 and $261,000 as of December 31, 2011 and 2010, respectively.

TREASURY STOCK

        At December 31, 2011 and 2010 we had 721,027 shares of treasury stock valued at a historical cost of approximately $2.5 million or $3.47 a share.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2011, the FASB issued "ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05)." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, we do not expect this standard to have a material effect on our financial condition, results of operations or cash flows.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—MERGER WITH ZAZA ENERGY, LLC

        On February 21, 2012, ZaZa Energy Corporation ("ZaZa"), a Delaware corporation formed for the purpose of being a holding company of both ZaZa Energy, LLC, a Texas limited liability company ("ZaZa LLC") and Toreador Resources Corporation, a Delaware corporation ("Toreador"), Consummated the combination (the "Combination") of ZaZa and Toreador on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among ZaZa, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, ZaZa's wholly owned subsidiary ("Merger Sub"), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the "Merger"), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the "ZaZa LLC Members"), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to ZaZa (the "Contribution"), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to ZaZa (the "Profits Interests Contribution"). Upon the consummation of the Combination, Toreador and ZaZa LLC became ZaZa's wholly owned subsidiaries.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to be acquiring Toreador in this transaction. Under the purchase method of accounting, the assets and liabilities of Toreador will be recorded at their respective fair values and added to those of ZaZa LLC in ZaZa's financial statements.

        At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the "Common Stock"), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

        Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and the Company (the "Contribution Agreement"), the ZaZa LLC Members contributed all of the limited liability company interests in ZaZa LLC to ZaZa in exchange for (i) a number of shares of Common Stock that, in the aggregate, represents 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination, and (ii) notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the "Seller Notes"). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, ZaZa issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the "ZaZa Principals"), in respect of certain unpaid compensation amounts owing to the ZaZa Principals by ZaZa LLC (the "Compensation Notes") for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—MERGER WITH ZAZA ENERGY, LLC (Continued)

conditions, ZaZa and ZaZa LLC may make regularly scheduled interest payments to the ZaZa LLC Members on these notes and may prepay these notes at any time. ZaZa and ZaZa LLC are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

        Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among the Company, ZaZa LLC and the holders of net profits interests in ZaZa LLC (the "NPI Contribution Agreement"), the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 4—EARNINGS PER SHARE

        In accordance with the provisions of FASB ASC 260, "Earnings per Share", basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share are computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

	For The Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(13,574)	$(8,750)	$(15,332)
Loss from discontinued operations, net of income tax	(4,158)	(740)	(10,080)

Net loss available to common shareholders	$(17,732)	$(9,490)	$(25,412)

Denominator:
Weighted average common shares outstanding	26,003	25,153	20,564

Basic loss available to common shareholders per share from:
Continuing operations	$(0.52)	$(0.35)	$(0.75)
Discontinued operations	(0.16)	(0.03)	(0.49)

	$(0.68)	$(0.38)	$(1.24)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(13,574)	$(8,750)	$(15,332)
Loss from discontinued operations, net of income tax	(4,158)	(740)	(10,080)

Net loss available to common shareholders	$(17,732)	$(9,490)	$(25,412)

Denominator:
Weighted average common shares outstanding	26,003	25,165	20,564
Stock options, restricted stock and warrants	— (1)	— (1)	— (1)
Conversion of notes payable	— (2)	— (2)	— (2)
Diluted shares outstanding	26,003	25,165	20,564
Diluted loss available to common shareholders per share from:
Continuing operations	$(0.52)	$(0.35)	$(0.75)
Discontinued operations	(0.16)	(0.03)	(0.49)

Diluted loss per share	$(0.68)	$(0.38)	$(1.24)

Anti-dilutive securities not included above are as follows:
Stock options, restricted stock and warrants	—	12	37
Preferred shares	—	—	—
5% notes payable	—	—	1,376

(1)
As of December 31, 2011 and 2010, the computation of the dilutive effect resulted in 0 dilutive shares (as the average market price is lower than the conversion price). However, there is no dilutive effect as the Company's performance resulted in a loss

(2)
The Company's 8.00%/7.00% Convertible Senior Notes due 2025 are eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010).

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 4—EARNINGS PER SHARE (Continued)

  However, as of December 31, 2011, there is no dilutive effect as the Company's performance resulted in a loss.

  NOTE 5—ACCOUNTS RECEIVABLE

          Accounts receivable consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Oil and natural gas sales receivables	$2,644	$3,843
Other accounts receivable	568	539
Bad debt allowance	(395)	(395)

	$2,817	$3,987

          Accrued oil sales receivables are due from purchasers of oil production from our French wells for which the Company owns an interest. Oil sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.

  NOTE 6—OTHER CURRENT ASSETS

          Other current assets consisted of the following:

	December 31, 2011	December 31, 2010
VAT Receivable	$1,094	$439
Oil inventory	203	178
Spare parts	2,221	2,479
Prepaid expenses	299	175
Other	26	127

Total Other Current Assets at end of period	$3,843	$3,398

  NOTE 7—OIL PROPERTIES

          Oil properties consist of the following:

	December 31,
	2011	2010
	(in thousands)
Licenses and concessions	$195	$198
Producing leaseholds and intangible drilling costs	104,195	107,230
Furniture, fixtures and office equipment	2,412	1,551

	106,803	108,979
Accumulated depreciation, depletion and amortization	(47,912)	(43,201)

Total Oil properties, net	$58,890	$65,778

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 7—OIL PROPERTIES (Continued)

          The Company capitalizes exploratory well costs (included in oil properties) until a determination is made that the well has found proved reserves or is deemed noncommercial, in the latter case the well costs are immediately charged to exploration expense.

	December 31,
	2011	2010
	(in thousands)
Capitalized exploratory well cost, beginning of the year	$2,875	$2,887
Additions to capitalized exploratory costs pending determination of proved reserves	189	218
Foreign currency exchange gain (loss)	(90)	(229)
Impairment	—	—

Capitalized exploratory well costs, end of year	$2,974	$2,875

          The following table provides an aging of capitalized exploratory well costs (suspended well costs), as of December 31, of each year, based on the date the drilling was completed:

	December 31,
	2011	2010
	(in thousands)
Capitalized exploratory well cost that have been capitalized for a period of one year or less	$189	$218
Capitalized exploratory well costs that have been capitalized for a period greater than one year	2,785	2,657

Balance at end of year	$2,974	$2,875

  NOTE 8—INVESTMENT IN UNCONSOLIDATED ENTITY

          In February 2004, we acquired 45% of ePsolutions. Based in Austin, Texas, ePsolutions is a software and energy services company in the electric industry and deregulated energy markets. ePsolutions is the developer of emPower system, a CIS, EDI and billing solution for energy companies within deregulated energy markets. In April 2007, we sold our interest in ePsolutions to ePsolutions for the following consideration: (i) $3.9 million in cash and (ii) 50,000 preferred shares of Series A in ePsolutions, and we recorded a gain on the sale of $2.3 million for the year ended December 31, 2007. At December 31, 2010, those 50,000 preferred shares in ePsolutions were recorded for $200,000, following an impairment of $300,000 occurred in 2008, based on the last transaction which occurred on ePsolutions stock. The Company reduced its carrying value of the investment in ePsolutions by $186,385 in 2011, to reflect the current market value of this investment, based on ePsolutions 2011 financials indicating that ePsolutions losses will continue for the foreseeable future as well as an external

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 8—INVESTMENT IN UNCONSOLIDATED ENTITY (Continued)

  valuation report received by ePsolutions. The value of the investment of 50,000 preferred shares in ePsolutions based on the latest valuation report amounts to $13,615.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Gross Investment in ePsolutions	$200	$200
Loss on Impairment	(186)	—

Net Investment in ePsolutions	$14	$200

  NOTE 9—LONG-TERM DEBT

          Long-term debt consisted of the following:

	Year Ended December 31,
	2011		2010
Convertible senior notes	$33,473	(1)	$34,394
Less: current portion	—		—

Total long-term debt	$33,473		$34,394

(1)
The New Convertible Senior Notes are amortized to the principal amount through the date of the first put right on October 1, 2013 using the effective interest rate method. For the year ended December 31, 2011, $1,016,000 was recorded in accretion income and $2,336,000 in interest expense.

        For the twelve months ended December 31, 2011, 2010 and 2009, interest expense consisted of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Accretion Fair Value of the 8%/7% convertible notes	$(764)	$(593)	$—
Amortization Loan Fees of the 8%/7% convertible notes	552	313	—
Amortization Loan Fees of the 5% convertible notes	—	1,212	179
Interest Expense on 8%/7% Convertible Notes	2,241	2,242	—
Interest Expense on 5% Convertible Notes	—	1,308	3,576
Impact of Effective Interest Rate Method	95	—	—
Other interest (income) expense	(195)	276	(387)

Interest expense at the end of the period	$1,929	$4,758	$3,368

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (i) $22,231,000 principal amount of

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 9—LONG-TERM DEBT (Continued)

our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (ii) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes.

        We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized using the Effective Interest Rate ("EIR") method to interest expense over the term of the New Convertible Senior Notes (i.e. from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).

        The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.

        The New Convertible Senior Notes are convertible at any time on or after February 1, 2011 and before the close of business on October 1, 2025.

        The New Convertible Senior Notes were convertible into shares of our common stock at an initial conversion rate of 72.9927 shares of common stock per $1,000 principal amount of New Convertible Senior Notes (which was equivalent to an initial conversion price of $13.70 per share), subject to adjustment upon certain events. Under the terms of the indenture governing the New Convertible Senior Notes, if on or before October 1, 2010, we sold shares of our common stock in an equity offering or an equity-linked offering (other than for compensation), for cash consideration per share such that 120% of the issuance price was less than the conversion price of the New Convertible Senior Notes then in effect, the conversion price was to be reduced to an amount equal to 120% of such offering price. As a result of our February 2010 public offering, the conversion rate of the New Convertible Senior Notes adjusted to 98.0392 shares of common stock per $1,000 principal amount of New Convertible Senior Notes (which is equivalent to a conversion price of approximately $10.20 per share). Pursuant to the indenture, the conversion price of the New Convertible Senior Notes will not be further adjusted under such provision because the proceeds from the public offering were in excess of $20 million.

        The New Convertible Senior Notes may be redeemed in whole or in part at the Company's option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company's common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a "Provisional Redemption"). In addition, upon the occurrence of certain fundamental changes, or on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. A fundamental change under the indenture generally includes change in control transactions, sales of all

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 9—LONG-TERM DEBT (Continued)

or substantially all of the assets, exchange offers, liquidations, tender offers, consolidations, mergers, combinations, reclassifications, recapitalizations or dissolutions; however, the Indenture specifically exempts from the definition of a fundamental change any transaction in which at least 95% of the consideration (other than cash payments for fractional shares) in such transaction consists of common stock that will be traded or quoted on a U.S. national securities exchange when issued or exchanged in connection with such transaction

        Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. "Permitted Indebtedness" includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (1) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (2) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any refinancing debt; (iii) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness ("Nonrecourse Debt"); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

        The New Convertible Senior Notes have a first put option date on October 1, 2013 and will mature on October 1, 2025.

        On February 22nd, 2012, in connection with the Combination, ZaZa used part of the proceeds from the sale of the Secured Notes and Warrants to repurchase $31,631,000 in aggregate principal amount of Toreador's 8.00%/7.00% Convertible Senior Notes at face value plus accrued interest. This represented all of Toreador's outstanding long-term debt.

NOTE 10—ASSET RETIREMENT OBLIGATIONS (Oil producing facilities)

        We account for our asset retirement obligations in accordance with "ASC 410—Asset Retirement and Environmental Obligations", which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 10—ASSET RETIREMENT OBLIGATIONS (Oil producing facilities) (Continued)

        The following table summarizes the changes in our asset retirement liability during the twelve months ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Asset retirement obligation at January 1	$6,866	$6,733
Asset retirement accretion expense	560	505
Foreign currency exchange loss (gain)	(363)	(469)
Change in reserve life estimate(1)	(194)	97

Asset retirement obligation at the end of the period	$6,869	$6,866

(1)
The counterpart is included in Accumulated Depreciation

NOTE 11—CAPITAL

        We account for registration rights agreements containing a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. Under this approach, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with FASB ASC 450 "Contingencies".

        On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. We intended to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes. Pending such use, we invested the net proceeds in mutual and money market funds and/or bank certificates of deposit. Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our sole long-term debt currently consists of the New Convertible Senior Notes for an aggregate principal amount of $31,631,000.

        For the twelve months ended December 31, 2011, the Company issued 196,939 shares of stock to employees and directors, of which 113,569 shares were immediately vested in accordance with the terms of the grants and 0 stock options were exercised under the terms of the option agreements. There were 7,500 forfeitures of stock options for the twelve months ended December 31, 2011.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 12—INCOME TAXES

        The Company's provision (benefit) for income taxes consists of the following at December 31:

	2011	2010	2009
	(in thousands)
Current:
U.S. Federal	$(2)	$(7)	$(388)
U.S. State	—	—
Foreign	3,203	5,982	(1,030)
Deferred:
U.S. Federal	—	(146)	(19)
Foreign	(62)	402	987

	$3,139	$6,231	$(450)

The tax provision (benefit) has been allocated between continuing operations and discontinued operations as follows:
Provision (benefit) allocated to:
Continuing operations	$2,431	$6,130	$(450)
Discontinued operations	708	101

	$3,139	$6,231	$(450)

        The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	2011	2010	2009
	(in thousands)
Statutory tax at 34%	$(4,962)	$(1,108)	$(8,675)
Rate differences related to foreign operations	(29)	(170)	150
Utilization of foreign net operating loss	—	—	(286)
State income tax, net	—	—	—
Foreign currency gain (loss) not taxable in foreign jurisdictions	490	—	(1,978)
Release of FIN 48 liability	—	(7)	(314)
Adjustments to valuation allowance	7,434	6,688	11,133
Other	206	828	(480)

	$3,139	$6,231	$(450)

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 12—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforward—United States	$44,379	$37,168
Net operating loss carryforward—State	—	—
Net operating loss carryforward—Foreign	8	22
Restricted stock	1,117	467
Impairment—Foreign	—	—
Derivative	—	452
Other	113	114

Gross deferred tax assets	45,617	38,223
Valuation allowance	(45,617)	(38,223)

Net deferred tax assets	$—	$—

Differences in oil and gas property capitalization and depletion methods—Foreign	(17,657)	(16,991)
Other	(135)	2,373

Deferred tax liabilities	$(17,792)	$(14,618)

        At December 31, 2011, Toreador had the following carryforwards available to reduce future taxable income (in thousands):

Jurisdiction	Expiry	Amount (in thousands)
United States	2020-2031	$130,526
Hungary	unlimited	$78

        Realization of net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company's ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	December 31,
	2011	2010
	(in thousands)
United States	$45,609	$38,201
Hungary	8	22
France	—

	$45,617	$38,223

        In accordance with FASB ASC 740, "Income Taxes", we have elected to treat our foreign earnings as permanently reinvested outside the US and are not providing US tax expense on those earnings.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 12—INCOME TAXES (Continued)

        We adopted provisions of FASB ASC 740, "Income Taxes" relating to uncertain tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2011 and 2010, we recognized $0 in uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        We have not paid any significant interest or penalties associated with our income taxes, but classify both interest expense and penalties as part of our income tax expense.

        The Company files several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 13—PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

        Provisions for employee retirement obligations amounted to $221,000 and $99,000 at December 31, 2011 and December 31, 2010, respectively, and are included in Long Term Accrued Liabilities. During 2011 and 2010 $124,000 and $78,000 were recorded in general and administrative expense respectively Pension benefits, which only consist in retirement indemnities, exist only for the Company's French subsidiaries.

NOTE 14—STOCK COMPENSATION PLANS

        We have granted stock options to key employees and outside directors of Toreador as described below.

        The Board of Directors grants options under our plans periodically. Generally, option grants are exercisable in equal increments over a three-year period, and have a maximum term of 10 years.

        A summary of stock option transactions is as follows:

	2011		2010
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1	57,950	$8.53	67,370	$7.78
Granted	—	—	—	—
Exercised	—	$—	(5,000)	$3.10
Forfeited	(7,500)	$13.75	(4,420)	$3.12

Outstanding at the end of the period	50,450	$7.76	57,950	$8.53

Exercisable at the end of the period	50,450	$7.76	57,950	$8.53

        The intrinsic value of the options exercised at December 31, 2010 was zero. For the years ended December 31, 2011 and 2010 we received cash from stock option exercises of $0 and $15,500, respectively. As of December 31, 2011, all outstanding options were 100% vested. As of December 31, 2011 and December 31, 2010, the total compensation cost related to non-vested stock options not yet recognized was zero.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 14—STOCK COMPENSATION PLANS (Continued)

        The following table summarizes information about the fixed price stock options outstanding at December 31, 2011:

	Number Outstanding and Exercisable
Exercise Price	Shares	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life in Years
5.50	40,450	57	2.32
16.90	10,000	-100	3.38

	50,450	$-43	2.73

        In May 2005, the Company's stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the "Plan"). At the Company's 2011 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Plan which increased the authorized number of shares of Company common stock available under the Plan from 1,750,000 shares to 3,250,000 shares. Thus, the Plan, as amended, authorizes the issuance of up to 1,500,000 new shares of the Company's common stock to key employees, key consultants and outside directors of the Company.

        At December 31, 2011, the Board of Directors has authorized a total of 196,939 shares of restricted stock to be granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee or director and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a three-year period (depending on the grant), and the weighted average price of the stock on the date of the grants was $11.54 for the twelve months ended December 31, 2011. Stock compensation expense of $3.6 million, $3.2 million and $3.6 million is included in the Statement of Operations for the twelve months ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $1.7 million. This amount will be recognized as compensation expense over the next 36 months maximum.

        On December 31, 2011, there were 1,121,482 remaining shares available for grant under the Plan.

        The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	366,840	$10.72
Shares granted	196,939	$11.54
Shares vested	(285,942)	$9.93

Non-vested at December 31, 2011	277,837	$12.41

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 15—AGREEMENT WITH HESS

        On May 10, 2010, ZEF, a company organized under the laws of France and an indirect subsidiary of the Company, entered into the Hess Investment Agreement with Hess, a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of ZEF's working interests in its awarded and pending exploration permits in the Paris Basin, France (the "Permits") subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to ZEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the "Work Program") and (3) ZEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

        The Ministère de l'Ecologie, de l'Energie, du Développement Durable et de la Mer (Ministry of Ecology, Energy, Sustainable Development and the Sea) in France granted first-stage approval on June 25, 2010. An application for the grant to Hess of title (together with ZEF) on each of the pending exploration permits in the Paris Basin has also been filed with the French Government.

        Pursuant to the Investment Agreement, ZEF has transferred 50% of its working interest in each Permit to Hess (collectively, the "Transfer Working Interests") and, on June 10, 2010, Hess paid ZEF $15 million plus VAT, i.e., an aggregate amount of $17.9 million. This revenue is not subject to any further obligation or performance by the Company nor is it depending on any approval.

        Under the terms of the Investment Agreement, Phase 1 of the Work Program is expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells ("Phase 1"). If Hess does not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval, Hess must promptly transfer back to ZEF the Transfer Working Interests. In light of the political situation in France and our voluntary agreement with the French government to delay drilling in our permits, ZEF entered into an Amendment Agreement to the Investment Agreement that extended the deadline to complete Phase 1 by 18 months for a total of 48 months after receipt of government approval.

        Under the terms of the Investment Agreement, if Hess spends $50 million in Phase 1, Hess will have the option to proceed to Phase 2 of the Work Program. If Hess elects not to proceed to Phase 2 of the Work Program, Hess must promptly transfer back to ZEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1.

        Under the terms of the Investment Agreement, if Hess elects to proceed, Phase 2 of the Work Program is expected to consist of appraisal and development activities, depending on the results of the work in Phase 1. If Hess does not spend $70 million (less money spent by Hess in fulfillment of the Work Program in excess of $50 million in Phase 1) in fulfillment of the Work Program within 36 months ("Phase 2"), Hess must promptly transfer back to ZEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1. Following Phase 2, ZEF and Hess will bear the costs of subsequent exploration, appraisal and development activities in accordance with individual participation agreements governing the joint operations on each Permit.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 15—AGREEMENT WITH HESS (Continued)

        Under the terms of the Investment Agreement, Hess agrees to pay ZEF: (x) a success fee based on proved developed oil reserves (as defined by Rule 4-10(a) of Regulation S-X), up to a maximum of $80 million and (y) a success fee if oil production exceeds an agreed threshold, up to a maximum of $50 million, each of which is subject to reduction under certain circumstances.

        Under the terms of the Investment Agreement, ZEF and Hess have designated an area of mutual interest within the Paris Basin (the "AMI"). If either party acquires or applies for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions.

        Under the terms of the Investment Agreement, ZEF is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits. For the twelve months ended December 31, 2011, $3.0 million was invoiced to Hess and recorded as "Other income".

        On June 8, 2012, ZaZa, ZaZa LLC, ZEF, Hess and Hess Oil France S.A.S. ("Hess France") entered into a Heads of Agreement ("HoA") as reported on Form 8-K filed on June 11, 2012, that, among other things, calls for the termination of the obligations of the parties under the Investment Agreement and the division of the assets covered by the Investment Agreement. Definitive documentation is expected to be completed and executed on or before June 30, 2012. As part of the HoA, ZaZa also will transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement and retain a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million. The HoA is non-binding and subject to definitive documentation. There is no guarantee that the transactions contemplated by the HoA will be completed timely or completed at all. If the definitive documentation is not completed, either party may terminate the HoA and enforce its rights under the Investment Agreement.

NOTE 16—COMMITMENTS AND CONTINGENCIES

        We lease our office space under non-cancellable operating leases, expiring in 2014. The following is a schedule of minimum future rentals under our non-cancelable operating leases as of December 31, 2011 (in thousands):

	Rent Expense	Sub-lease Income	Net Rental Expense
2012	801	(272)	529
2013	803	(272)	531
2014	698	(204)	494

	$2,302	$(747)	$1,554

        Net rent expense totaled $445,980 in 2011, $278,154 in 2010 and $442,144 in 2009.

Tiway Arbitration

        The Company entered into a Share Purchase Agreement between Tiway Oil BV ("Tiway"), Tiway Oil AS and the Company on 30 September 2009 for the purchase by Tiway of the entire issued share

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited ("TTL"). On 12 December 2011, Tiway Oil BV ("Tiway") submitted a formal Request for Arbitration to the London Court of International Arbitration ("the LCIA") pursuant to the SPA. Tiway alleges in its request for arbitration that the Company breached representations and warranties in the SPA as to five matters:

        1.    Petrol Ofisi.    Tiway alleges that the Company breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.22 million (approximately $1.25 million), plus interest (currently unquantified), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). Several hearings were held on this matter throughout 2010 and 2011 regarding expert testimony. The next hearing is scheduled for June 28, 2012 as the court awaits the experts' revised report.

        2.    TPAO.    Tiway alleges that the Company breached its representations and warranties under the SPA in respect of arbitration proceedings commenced by Turkiye Petrolleri Anonim Ortakligi ("TPAO") against TTL before the International Court of Arbitration. Two claims were heard within the same arbitration in late 2011 relating to alleged damages and losses suffered by TPAO of approximately $3.7 million plus TRY 1,167,246 (approximately $0.65 million), plus interest (currently unquantified) in connection with certain construction efforts in the South Akcakoca Sub-Basin ("SASB") gas project that were undertaken while TTL was the official operator of the SASB project. The SASB project was governed by a joint operating agreement (the "JOA") between TPAO and TTL. In both the first and the second claims, TPAO alleges that TTL breached its obligations under the JOA. Tiway is asserting its right to indemnification as to any amounts awarded to TPAO with respect to the arbitration.

        Tiway assumed the defense of this matter and its legal representatives in Turkey provided a detailed defense in which Tiway rejected each of the damages and losses alleged by the TPAO. The Company does not accept liability for the arbitration under the indemnity provided to Tiway in the SPA. The Company is informed the results of arbitration should be received during the first quarter of 2012.

        3.    Momentum.    In 2006, TTL entered into an agreement with Momentum Engineering LLC ("Momentum"). The agreement was an EPIC contract relating to the SASB project. Momentum completed and delivered major installation works, leaving some work outstanding, namely the removal of several flotation tanks from the Ayazli tripod. The Settlement and Release Agreement for the works, signed by Momentum, TTL and the Company on August 13, 2008 specifically included a statement that Momentum would undertake to remove the fallen tanks by September 30, 2008; however it did not do so. In September 2009, TPAO, the current operator for the SASB project, sought the removal of the flotation tanks. Tiway contends that since TTL had been the operator in 2006, TTL was responsible for asking Momentum to remove the tanks, failing which TPAO would arrange for an independent contractor to do so, whereupon TTL would be responsible for claiming the cost from Momentum. In Momentum's operation to remove the tanks in October 2009, one of the tanks fell to the seabed. Momentum stated it had no intention of removing the fallen tank and TPAO thus arranged for a third party contractor to remove the tank and invoiced $118,000 to TTL for its share of the costs in removing the tank. Tiway alleges that the Company breached its representations and warranties under the SPA with respect to the Momentum matter and has demanded indemnification for any losses or costs suffered by it in connection with such matter.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

        4.    GDPA Training Obligations.    Tiway alleges that the Company breached its representations and warranties under the SPA in respect of an alleged liability to the General Directorate of Petroleum Affairs and the Ministry of Energy of Republic of Turkey relating to the payment of training costs pursuant to the petroleum laws of Turkey. Tiway alleges that these training costs were incurred prior to the sale of TTL to Tiway. TTL has made an estimate of its potential liability if required to meet these training obligations of approximately $0.5 million.

        5.    Insurance Premiums.    Tiway alleges that the Company breached its representations and warranties under the SPA in connection with the partial rebates of two insurance premiums. Two policies were issued in the name of TTL, but when the policies were cancelled (as agreed upon the conclusion of the SPA), the rebates were paid to the Company. While Tiway claims estimated damages of approximately $158,000, the Company only received credits and rebates for approximately $108,000. In addition, the credits and rebates may at least in part have related to policies that were not included in the scheduled policies of the SPA.

        In addition, Tiway seeks to recover the "significant" costs it has incurred in defending the above claims as damages under the SPA. The Company believes that the underlying risk associated with this arbitration is remote as it has factual and procedural defenses against the underlying claims.

Fallen Structures

        In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the "Fallen Structures") and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company's sale of its 26.75% interest in the SASB project to Petrol Ofisi in March 2009 and its sale of TTL to Tiway in October 2009, the Company agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also agreed to indemnify a third-party vendor for any claims made related to these incidents.

Lundin Indemnification

        ZEF executed on August 6, 2010, an indemnification and guarantee agreement ("IGA") for a maximum aggregate amount of €50 million to cover Lundin International ("Lundin") against any claim by a third party arising from drilling works executed by ZEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, ZEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to ZEF and EnCore (E&P) Ltd. ZEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, ZEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by ZEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next six months. No drilling works are expected to

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

begin on the permit, if at all, until the second half of 2012, therefore no claims have been made or are currently anticipated under the IGA.

Other

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Shale Hydrocarbons and French Government

        By way of an accelerated legislative procedure, the French General Assembly passed a bill on May 11, 2011 to ban hydraulic fracturing of oil and gas wells in France. The French Senate passed an amended bill on June 9, 2011 that allowed hydraulic fracturing under a regulated framework of scientific experimentation. A committee of representatives from both the Senate and General Assembly recommended text for the bill on June 17, 2011 that excluded the ability to undertake hydraulic fracturing in the context of scientific experimentation. A special purpose scientific commission will present an annual report to the French legislature on whether experimental hydraulic fracturing should be allowed. This bill was passed by the Senate on June 30, 2011 and became law on July 14th, 2011.

        This law required all operators of the 64 currently awarded exploration licenses in France to submit, by September 13, 2011, a report on the exploration methods they intend to use in these licenses. Failure to submit would result in immediate cancellation of the relevant license. Toreador Energy France SCS submitted all required reports in a timely fashion, stressing it will not use the now banned practice of hydraulic fracturing.

        On October 13, 2011, the French authorities published a list of cancelled exploration licenses, which did not contain any of the exploration licenses in which Toreador has a working interest.

        We now intend to commence our proof of concept drilling program as soon as possible. This proof of concept phase, for which the drilling has been delegated to Hess Oil France, does not require hydraulic fracturing.

NOTE 17—DERIVATIVES

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sale price of crude oil.

        On June 16, 2009, we entered into collars contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. This resulted in a realized gain of $7,000 for the year ended December 31, 2009. Presented in the table below is a summary of the contracts entered into for the year ended December 31, 2009 and gain as of December 31, 2009:

Type	Period	Barrels	Floor	Ceiling	(Gain) Loss
Collar	July 1 - December 2009	110,400	$65.00	$77.00	$(7)

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 17—DERIVATIVES (Continued)

        In December 2009, we entered into collars contracts for approximately 15,208 Bbls per month for the entire year of 2010. This resulted in a realized gain at December 31, 2010 of $886,000. Presented in the table below is a summary of the contracts entered into for the year end December 31, 2010:

Type	Period	Barrels	Floor	Ceiling	Realized (gain) loss for the year ended December 31, 2010
Collar	January 1, 2010 - December 31, 2010	182,500	$68.00	$81.00	$(886)

        In November 2010, we entered into collars contracts for approximately 15,208 Bbls per month for the entire year of 2011. This resulted in an unrealized gain at December 31, 2011 of $1,330,000. Presented in the table below is a summary of the contracts entered into for the year end December 31, 2011:

Type	Period	Barrels	Floor	Ceiling	Realized loss for the year ended, December 31, 2011
Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00	$3,703

        As of December 31, 2011, we had no derivative instruments in place such as futures and swaps for purposes of hedging our exposure to fluctuations in the sale price of crude oil.

NOTE 18—FAIR VALUE MEASUREMENTS

        ASC 820 "Fair value measurements and disclosures", formerly SFAS No. 157, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

        Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

        Asset Impairments—The Company reviews a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management's expectations for the future and include estimates of future oil and gas production,

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 18—FAIR VALUE MEASUREMENTS (Continued)

commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.

        Goodwill—We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 "Intangibles-Goodwill and Other" ("ASC 350"). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method.

        Asset Retirement Obligations—The initial measurement of asset retirement obligations at fair value is calculated using cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company's asset retirement obligation is presented in "Note 2—Significant Accounting Policies".

        The following table summarizes the valuation of our investments and financial instrument assets (liabilities) measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)		Total
As of December 31, 2011:
Oil derivative contracts	$—	$—		$—	$—

Total	$—	$—		$—	$—

As of December 31, 2010:
Oil derivative contracts	$—	$1,330	$		$1,330

	$—	$1,330		$—	$1,330

NOTE 19—DISCONTINUED OPERATIONS

        In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See "Note 16—Commitments and Contingencies". Contingent liabilities relating to these claims are recorded in Discontinued Operations

        On June 22, 2011, the Company entered into a settlement agreement, the "Settlement Agreement", in which Hunnisett and Barker agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, in exchange for $3.8 million and the assignment of a certain overriding royalty interest in the SASB licenses to Hunnisett and Barker directly. As required by the Settlement Agreement, the Company paid the settlement amount on June 24, 2011 and transferred the royalty interest, mentioned above, to Hunnisett and Barker. As of December 31, 2011, $3.8 million has been expensed in discontinued operations consequently.

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 19—DISCONTINUED OPERATIONS (Continued)

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

        Discontinued Operations were as follows for the year ended December 31 2011, 2010 and 2009:

	For The Year Ended December 31,
	2011	2010	2009
Revenue and other income
Sales and other operating revenue	$38	$107	$4,545
Operating costs and expenses:
Lease operating expense	—	—	886
Exploration expense	—	—	868
Dry hole costs	—	—	1,318
Depreciation, depletion and amortization	—	—	157
Accretion on discounted assets and liabilities	—	—	—
Impairment of oil and natural gas properties	—	—	10,725
General and administrative expense	(312)	1,070	3,424
(Gain) loss on sale of properties and other assets	—	—	(3,583)

Total operating costs and expenses	(312)	1,070	13,795

Operating gain/(loss)	350	(963)	(9,250)
Other income (expense)
Foreign currency exchange gain	—	258	3,822
Interest and other income		66	414
Loss on early extinguishment of debt—revolving credit facility	—	—	(4,881)
Other expense	(3,800)	—	—
Interest expense, net of interest capitalized	—	—	(185)

Loss before income taxes	(3,450)	(639)	(10,080)
Income tax provision	(708)	(101)	—

Net loss from discontinued operations	$(4,158)	$(740)	$(10,080)

NOTE 20—GEOGRAPHIC OPERATING SEGMENT INFORMATION

        We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States and Western Europe (France). Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

        During the fourth quarter of 2010, the Company fully consolidated Toreador International Holding LLC ("TIH"), its wholly-owned subsidiary incorporated in Hungary. Consequently, the full year 2010 results of TIH were incorporated in the Company's consolidated financial statements as of December 31, 2010, resulting in an increase in Company's equity of $202,000 consisting of $147,000 of

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 20—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

net income generated by TIH during the twelve months ended December 31, 2010 and $55,000 from prior fiscal periods which is not material to the financial position of the company.

        We allocate a portion of certain United States based employees' salaries to our foreign subsidiaries. The amount allocated is based on an estimate of the time that employee has spent working on that on that subsidiary. We periodically review these percentages to make sure that our assumptions are still valid.

	United States	France	Total
	(In thousands)
For The Year Ended December 31, 2011
Revenues and other income:
Sales and other operating revenue	$—	$32,956	$32,956
Other income	7	3,012	3,019

Total revenues and other income	7	35,968	35,975
Operating costs and expenses:
Lease operating expense	—	12,446	12,446
Exploration expense	—	1,967	1,967
Depreciation, depletion and amortization	122	5,897	6,019
Accretion on discounted assets and liabilities (Notes 2)	(252)	560	308
Impairment of oil and gas properties	186	—	186
General and administrative	17,930	2,808	20,738
Loss (gain) on oil and gas derivative contracts (Note 17)	(1,330)	3,703	2,373

Total operating costs and expenses	16,656	27,381	44,038
Operating income (loss)	(16,649)	8,587	(8,062)
Other (expense) income:
Foreign currency exchange gain (loss)	(4)	(1,148)	(1,152)
Interest expense, net of interest capitalized (Note 9)	(1,962)	32	(1,929)

Total other income (expense)	(1,965)	(1,116)	(3,081)
Income (loss) before taxes from continuing operations	(18,614)	7,471	(11,143)
Income tax (benefit) provision (Note 12)	(2)	2,434	2,431

Loss from continuing operations, net of income taxes	(18,612)	5,038	(13,574)
Selected assets:
Properties and equipment	737	106,065	106,803
Accumulated depreciation, depletion, and amortization	(463)	(47,449)	(47,912)

Oil and natural gas properties, net	275	58,616	58,890

Goodwill	—	3,568	3,568

Total assets for reportable segments	1,810	74,995	76,804

Expenditures for additions to long-lived assets:
Exploration costs	—	1,967	1,967

Total expenditures for long-lived assets	—	1,967	1,967

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 20—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

	United States	France	Total
	(In thousands)
For The Year Ended December 31, 2010
Revenues and other income:
Sales and other operating revenue	$27	$23,967	$23,994
Other income	—	16,770	16,770

Total revenues and other income	27	40,737	40,764
Operating costs and expenses:
Lease operating expense	—	11,597	11,597
Exploration expense	17	1,960	1,977
Depreciation, depletion and amortization	94	4,296	4,390
Accretion on discounted assets and liabilities (Note 2)	(593)	504	(89)
General and administrative	10,152	5,025	15,177
Gain on sale of properties and other assets	—	—	—
Loss (gain) on oil and gas derivative contracts (Note 17)	444	—	444

Total operating costs and expenses	10,114	23,382	33,496
Operating income (loss)	(10,087)	17,355	7,268
Other (expense) income:
Foreign currency exchange gain (loss)	43	(917)	(874)
Loss on the early extinguishment of debt	(4,256)	—	(4,256)
Other income	(4,860)	102	(4,758)

Total other income (expense)	(9,073)	(815)	(9,888)
Loss before taxes from continuing operations	(19,160)	16,540	(2,620)
Income tax (benefit) provision (Note 12)	(153)	6,283	6,130

Loss from continuing operations, net of income taxes	(19,007)	10,257	(8,750)
Selected assets:
Properties and equipment	$731	$108,248	$108,979
Accumulated depreciation, depletion, and amortization	(340)	(42,861)	(43,201)

Oil and natural gas properties, net	$391	$65,387	$65,778

Goodwill	$—	$3,685	$3,685

Total assets for reportable segments	$49,798	$97,331	$147,129

Expenditures for additions to long-lived assets:
Exploration costs	$—	$218	$218
Development costs	—	—	—

Total expenditures for long-lived assets	$—	$218	$218

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 20—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

	United States	France	Total
	(In thousands)
For The Year Ended December 31,2009
Revenues and other income:
Sales and other operating revenue	$461	$18,775	$19,236
Other income			—

Total revenues and other income	461	18,775	19,236
Operating costs and expenses:
Lease operating expense	—	8,396	8,396
Exploration expense	138	—	138
Depreciation, depletion and amortization	292	4,964	5,256
Accretion on discounted assets and liabilities (Note 2)	—	507	507
General and administrative	16,666	3,694	20,360
Gain on sale of properties and other assets	(121)	—	(121)
Loss (gain) on oil and gas derivative contracts (Note 17)	886	(7)	879

Total operating costs and expenses	17,861	17,554	35,415
Operating income (loss)	(17,400)	1,221	(16,179)
Other (expense) income:
Other income (expense)	182	215	397

Total other income (expense)	182	215	397
Loss before taxes from continuing operations	(17,218)	1,436	(15,782)
Income tax (benefit) provision (Note 12)	408	42	450

Loss from continuing operations, net of income taxes	(16,810)	1,478	(15,332)
Selected assets:
Properties and equipment	$650	$115,785	$116,435
Accumulated depreciation, depletion, and amortization	(246)	(41,568)	(41,814)

Oil and natural gas properties, net	$404	$74,217	$74,621

Goodwill	$—	$3,973	$3,973

Total assets for reportable segments	$42,996	$100,989	$143,985

Expenditures for additions to long-lived assets:
Exploration costs	$—	$2,887	$2,887
Development costs	—	499	499

Total expenditures for long-lived assets	$—	$3,386	$3,386

	December 31,
	2011	2010
	(in thousands)
Total assets for reportable segments	$101,364	$147,129
Elimination of intersegment receivables and investments	(24,560)	(46,830)

Total consolidated assets	$76,804	$100,299

Toreador Resources Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 21—SUBSEQUENT EVENTS

        The Company evaluated its December 31, 2011 financial statements for subsequent events through April 6, 2012.

Combination with ZaZa Energy Corporation and ZaZa Energy, LLC

        On February 21, 2012, we consummated the combination (the "Combination") with ZaZa Energy Corporation ("ZaZa") and ZaZa Energy, LLC, a Texas limited liability company ("ZaZa LLC"), on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the "Merger Agreement"), by and among us, ZaZa LLC, ZaZa, and Thor Merger Sub Corporation, a wholly owned subsidiary ("Merger Sub") of ZaZa, as previously described in our Current Report on Form 8-K filed on February 22, 2012.

        In connection with the Combination, ZaZa entered into a securities purchase agreement (the "Purchase Agreement") with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the "Purchasers"), pursuant to which ZaZa issued senior secured notes (the "Secured Notes") in the aggregate principal amount of $100,000,000 and warrants (the "Warrants") to purchase 26,315,789 shares of our Common Stock. On February 21, 2011, Toreador used part of the proceeds from the sale of the Secured Notes and Warrants to repurchase $31,631,000 in aggregate principal amount of its 8.00%/7.00% Convertible Senior Notes at face value plus accrued interest. This represented all of its outstanding long-term debt.

Financial Impact of Combination

        In 2012, we expect deal, bonus and severance payment costs related to the Combination.

Concessions Renewal

        The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for nearly all of Toreador's existing reserves, received final French government approvals on February 1, 2011, and were published in the French Journal Officiel on February 3, 2011. The renewals extend the expiry date of both concessions to January 1, 2036.

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND
STANDARDIZED MEASURE INFORMATION (UNAUDITED)

        Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time.

Reserves Estimates.

        All reserve information in this report is based on estimates prepared by our independent engineering firm and is the responsibility of management. The preparation of our oil reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economics evaluation software, as well as multi-discipline management reviews.

        We retain an independent engineering firm to provide annual year-end estimates of our future net recoverable oil and natural gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

        Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and natural gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and natural gas prices, interest rates, changes in development

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

	France	Turkey	Romania	Hungary	Total
Natural Gas (MMcf)
PROVED RESERVES
December 31, 2008	—	10,477	86	950	11,513
Revisions of previous estimates	—				—
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	—	(10,477)	(86)	(950)	(11,513)

December 31, 2009	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—				—
Production	—	—	—	—	—

December 31, 2010	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	—	—	—	—	—

December 31, 2011	—	—	—	—	—

PROVED DEVELOPED
December 31, 2009	—				—

December 31, 2010	—	—	—	—	—
December 31, 2011	—	—	—	—	—

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

	France	Turkey	Romania	Hungary	Total
	Natural Gas (MMcf)
	Oil (Mbbl)
PROVED RESERVES
December 31, 2008	4,914	741	1	1	5,657
Revisions of previous estimates	1,217	—			1,217
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	(741)	(1)	(1)	(743)
Production	(328)			—	(328)

December 31, 2009	5,803		—	—	5,803
Revisions of previous estimates	43	—	—	—	43
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—				—
Production	(323)	—	—	—	(323)

December 31, 2010	5,523	—	—	—	5,523
Revisions of previous estimates	559	—	—	—	559
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	(312)	—	—	—	(312)

December 31, 2011	5,771	—	—	—	5,771

PROVED DEVELOPED
December 31, 2009	5,383				5,383

December 31, 2010	5,111	—	—	—	5,111

December 31, 2011	5,344	—	—	—	5,344

PROVED UNDEVELOPED
December 31, 2009	420	—	—	—	420
December 31, 2010	412	—	—	—	412
December 31, 2011	427	—	—	—	427

        The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries—Oil and Gas (Topic 932). The information is based on estimates prepared by our independent engineering firm. The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

        In reviewing the information that follows, we believe that the following factors should be taken into account:

  •
  future costs and sales prices will probably differ from those required to be used in these calculations;

  •
  actual production rates for future periods may vary significantly from the rates assumed in the calculations;

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

  •
  a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil revenues; and

  •
  future net revenues may be subject to different rates of income taxation.

        Under the standardized measure, future cash inflows were estimated by applying the prices used in estimating our proved oil and gas reserves to the year-end quantities of those reserves. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. The standardized measure is derived from using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.

        In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

        The prices of oil and natural gas at December 31, 2011, 2010, and 2009 used to estimate reserves in the table shown below, were $108.9, $79.35 and $56.99 per Bbl of oil, respectively, and $0, $0 and $0

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

per Mcf of natural gas, respectively. The price at December 31, 2011 and 2010, were the average price for the corresponding year. 2009 is at the price as of December 31, 2009.

	France	Turkey		Romania		Hungary		Total
	(In thousands)
As of and for the year ended December 31, 2009
Future cash inflows	$301,070	$		$		$		$301,070
Future production costs	187,900							187,900
Future development costs	60,160							60,160
Future income tax expense	11,959							11,959

Future net cash flows	41,051		—		—		—	41,051
10% annual discount for estimated timing of cash flows	24,282							24,282

Standardized measure of discounted future net cash flows related to proved reserves	$16,769		$—		$—		$—	$16,769

As of and for the year ended December 31, 2010
Future cash inflows	$391,860		$—		$—		$—	$391,860
Future production costs	176,630		—		—		—	176,630
Future development costs	33,500		—		—		—	33,500
Future income tax expense	79,221		—		—		—	79,221

Future net cash flows(1)	102,509		—		—		—	102,509
10% annual discount for estimated timing of cash flows	57,114		—		—		—	57,114

Standardized measure of discounted future net cash flows related to proved reserves(1)	$45,395		$—		$—		$—	$45,395

As of and for the year ended December 31, 2011
Future cash inflows	$624,003	$		$		$		$624,003
Future production costs	233,643							233,643
Future development costs	33,750							33,750
Future income tax expense	118,858							118,858

Future net cash flows	237,752		—		—		—	237,752
10% annual discount for estimated timing of cash flows	141,946							141,946

Standardized measure of discounted future net cash flows related to proved reserves	$95,806		$—		$—		$—	$95,806

(1)
The negative values are due to plugging and abandonment costs incurred in the final year.

Toreador Resources Corporation

Supplemental Oil and Natural Gas Reserves and

Standardized Measure Information (Unaudited)

The following are the principal sources of change in the standardized measure:

	France	Turkey	Romania	Hungary	Total
	(In thousands)
Balance at December 31, 2008	18,563	27,048	(121)	9,278	54,768
Sales of oil and natural gas, net	(10,379)	(4,753)	(72)		(15,204)
Net changes in prices and production costs	18,069				18,069
Net change in development costs	(22,579)				(22,579)
Extensions and discoveries	—				—
Revisions of previous quantity estimates	11,531				11,531
Previously estimated development costs incurred	—				—
Net change in income taxes	(7,774)				(7,774)
Accretion of discount	2,511				2,511
Sale of reserves	—	(22,295)	193	(9,278)	(31,380)
Other	6,827				6,827

Balance at December 31, 2009	16,769	$—	$—	$—	$16,769
Sales of oil and natural gas, net	(12,369)			—	(12,369)
Net changes in prices and production costs	8,829	—	—	—	8,829
Net change in development costs	12,061	—	—	—	12,061
Extensions and discoveries	—	—	—	—	—
Revisions of previous quantity estimates	723	—	—	—	723
Previously estimated development costs incurred	—	—	—	—	—
Net change in income taxes	(11,484)	—	—	—	(11,484)
Accretion of discount	2,511	—	—	—	2,511
Sale of reserves	—				—
Other	28,355	—	—	—	28,355

Balance at December 31, 2010	$45,395	$—	$—	$—	$45,395
Sales of oil and natural gas, net	(20,510)	—	—	—	(20,510)
Net changes in prices and production costs	80,509	—	—	—	80,509
Net change in development costs	(103)	—	—	—	(103)
Extensions and discoveries	—	—	—	—	—
Revisions of previous quantity estimates		—	—	—	—
Previously estimated development costs incurred	—	—	—	—	—
Net change in income taxes	(14,851)	—	—	—	(14,851)
Accretion of discount	4,539	—	—	—	4,539
Sale of reserves	—	—	—	—	—
Other	827	—	—	—	827

Balance at December 31, 2011	$95,806	$—	$—	$—	$95,806