Form 10-Q
period 2012-03-31
ZaZa Energy Corp
filed 2012-08-10
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35432

ZAZA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2986089
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

ZaZa Energy Corporation
1301 McKinney St Suite 3000
Houston, Texas 77010

(Address of principal executive office)

Registrant’s telephone number, including area code: 713-595-1900

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 24, 2012, there were 101,302,468 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,340	$10,619
Restricted cash	1,311	111
Accounts receivable — joint interest	26,155	37,303
Accounts receivable — revenue receivable	906	533
Accounts receivable — related party	82	164
Deferred income taxes	1,397	—
Prepayments and other current assets	5,261	2,150
Total current assets	43,452	50,880

Property and equipment
Oil and gas properties, successful efforts method	165,800	17,410
Furniture and fixtures	3,811	2,806
Total property and equipment	169,611	20,216
Accumulated depletion, depreciation and amortization	(3,165)	(1,260)
Property and equipment, net	166,446	18,956

Goodwill	40,941	—
Other assets	4,980	170

Total assets	$255,819	$70,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$35,446	$38,209
Accounts payable — related parties	80	419
Advances from joint interest owner	1,312	112
Accrued liabilities	5,821	19,895
Revolving line of credit	—	5,000
Notes payable to members	—	3,000
Income taxes payable	1,508	123
Total current liabilities	44,167	66,758

Long-term accrued liabilities	268	—
Asset retirement obligations	5,144	309
Deferred income taxes	44,423	—
Subordinated notes	47,330	—
Senior Secured Notes; face value of $100 million, net of discount	66,976	—
Warrants associated with Senior Secured Notes	71,842	—
Total liabilities	280,150	67,067
Stockholders’ equity (deficit) (See Note 1):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 101,302,468 and 75,976,500 shares issued and outstanding at March 31, 2012 and December, 2011, respectively	1,013	760
Additional paid-in capital	88,120	—
Accumulated deficit/ retained earnings	(115,644)	2,179
Accumulated other comprehensive income	2,180	—
Total stockholders’ equity (deficit)	(24,331)	2,939

Total liabilities and stockholders’ equity (deficit)	$255,819	$70,006

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenues	$5,856	$119
Other income	—	2,124
Total revenues and other income	5,856	2,243
Operating costs and expenses:
Lease operating expense	1,327	8
Exploration expense	43	—
Depreciation, depletion and amortization	1,939	126
Accretion expense	207	—
General and administrative	45,975	872
Total operating costs and expenses	49,491	1,006
Operating income (loss)	(43,635)	1,237
Other expense
Foreign currency exchange loss	(106)	—
Interest expense	(1,983)	(55)
Loss on fair value of warrants	(38,210)	—
Total other expense	(40,299)	(55)
Income before taxes	(83,934)	1,182
Income tax provision (benefit)	33,889	13
Net income (loss) available to common shareholders	$(117,823)	$1,169

Basic income (loss) available to common shareholders per share:	$(1.35)	$0.02

Diluted income (loss) available to common shareholders per share:	$(1.35)	$0.02

Weighted average shares outstanding:
Basic	87,233	75,977	(a)
Diluted	87,233	75,977	(a)

Consolidated Statement of Comprehensive Income
Net income (loss)	$(117,823)	$1,169
Foreign currency translation adjustments, net of taxes	2,180	—
Comprehensive income (loss)	$(115,643)	$1,169

(a)          Adjusted to reflect the February 21, 2012 Merger with Toreador Resources Corporation, giving retroactive effect for the issuance of shares to former ZaZa LLC members.  See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

(In thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at December 31, 2011	75,977	$760	$—	$2,179	$—	$2,939
Issuance of ZaZa Energy Corp shares	25,325	253	88,120	—	—	88,373
Net loss	—	—	—	(117,823)	—	(117,823)
Foreign currency translation adjustment, net of taxes	—	—	—	—	2,180	2,180

Balance at March 31, 2012	101,302	$1,013	$88,120	$(115,644)	$2,180	$(24,331)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(117,823)	$1,169
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	1,939	126
Accretion expense	207	—
Amortization of deferred debt issuance costs and discount	676	—
Unrealized loss on value of warrants	38,210	—
Deferred income taxes	33,796	—
(Increase) decrease in restricted cash	(1,200)	(777)
(Increase) decrease in accounts receivable - joint interest	14,048	(1,954)
(Increase) decrease in accounts receivable - related party	83	(52)
(Increase) decrease in accounts receivable - revenue receivable	(372)	44
(Increase) decrease in prepaid expenses	(599)	(306)
(Increase) decrease in other current assets	865	71
(Increase) decrease in other assets	155	—
Increase (decrease) in accounts payable	(16,325)	2,610
Increase (decrease) in accounts payable — related parties	(339)	(3,204)
Increase (decrease) in advances from joint interest owner	1,200	(4,135)
Increase (decrease) in income taxes payable	460	13
Increase (decrease) in accrued liabilities	(13,533)	(326)
Net cash provided by (used in) operating activities	(58,552)	(6,721)
Cash flows from investing activities:
Cash acquired in connection with the merger	4,118	—
Additions to property and equipment	(4,648)	(381)
Proceeds from the sale of furniture and fixtures	27	—
Additions to furniture and fixtures	(115)	(246)
Net cash used in investing activities	(618)	(627)
Cash flows from financing activities:
Issuance of senior secured notes	100,000	—
Payment of debt issuance costs	(4,500)	—
Payment of notes payable - Members	(3,000)	—
Payment of revolving line of credit	(5,000)	—
Payment of Toreador notes	(31,754)	—
Net cash provided by financing activities	55,746	—
Net increase (decrease) in cash and cash equivalents	(3,424)	(7,348)
Effects of foreign currency translation on cash and cash equivalents	1,145	—
Cash and cash equivalents, beginning of period	10,619	16,786
Cash and cash equivalents, end of period	$8,340	9,438
Supplemental disclosures:
Cash paid during the period for interest	$95	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation (“ZEC”, or “ZaZa” or the “Company”) was formed on August 4, 2011 for the purpose of being a holding company of both ZaZa Energy, LLC (“ZaZa LLC”) and Toreador Resources Corporation (“Toreador”) upon completion of an Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended (the “Combination”). On February 21, 2012, upon the consummation of the transaction under the Agreement and Plan of Merger and Contribution, ZEC became the parent company of ZaZa LLC and Toreador. In this quarterly report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

The Combination has been treated as a reverse merger under the purchase method of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador have been recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

The accompanying consolidated balance sheets include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  For the period from February 21, 2012 to March 31, 2012 Toreador contributed $3.8 million in revenue and $8.4 net loss. All figures presented are in thousands except per share data unless otherwise stated.

The accompanying consolidated financial statements were prepared following a reverse merger and are issued under the name of the legal parent (ZaZa Energy Corporation) (the accounting acquiree) but are a continuation of the financial statements of the legal subsidiary (ZaZa Energy LLC) (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the legal parent (the accounting acquiree).  Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).  Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.

The accompanying consolidated financial statements are prepared in accordance with GAAP and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements, which are normally required under accounting principles generally accepted in the United States, have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates.

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2011, included in the Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Combination of ZaZa LLC and Toreador Resources Corporation

On February 21, 2012, we consummated the combination of ZaZa LLC and Toreador Resources Corporation, on the terms set forth in the Agreement and Plan of Merger and Contribution,

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

dated August 9, 2011, and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the “Merger Agreement”), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly-owned subsidiary (“Merger Sub”).

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the “Merger”), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the “Common Stock”), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC, the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

The estimate of the fair value of the merger consideration was determined as follows:

Shares of Toreador outstanding as of February 21, 2012	26,047
Toreador share price as of February 21, 2012	$5.18
Total purchase price	$134,922

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The fair value of the merger consideration received by the Toreador stockholders was approximately $134.9 million in the aggregate. This amount has been allocated to Toreador’s tangible and intangible assets and liabilities based on an estimate of the fair value of Toreador’s assets and liabilities. The following is a summary of the value of the merger consideration and the fair value of the underlying assets and liabilities of Toreador.

(in thousands)
Consideration exchanged (value of stock)	$134,922

Assets acquired:
Cash	4,118
Accounts receivable	3,000
Other current assets	3,380
Oil and gas properties	139,350
Furniture and fixtures	950
Other assets	533
Total assets acquired:	151,331

Liabilities assumed:
Accounts payable	10,206
Deferred lease payable	267
Income taxes payable	925
Long term liabilities	241
Asset retirement obligations	4,513
Long-term debt	31,754
Deferred tax liabilities	9,168
Total liabilities assumed:	57,074

Net assets acquired	$94,257

Excess purchase price (i.e. goodwill)	$40,665

Pro Forma Results

The following table provides pro forma results of operations as if the merger between ZaZa and Toreador had been completed at the beginning of each period presented:

	Three months ended March 31,
	2012	2011
Total revenues	$10,617	$11,438
Net loss	$(118,670)	$(4,091)
Basic and diluted earnings per share	$(1.36)	$(0.05)

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share (“EPS”) weighted shares outstanding, the end of period assumed shares outstanding were used for the period ended March 31, 2011 as there were no changes in the capital structure of ZaZa LLC during the three months ended 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Subsidiaries of ZaZa Energy Corporation

ZaZa Energy, LLC

ZaZa LLC is a privately-held independent exploration and production company focused on the exploration and development of unconventional onshore oil and gas resources in the United States of America, until February 21, 2012, when it was contributed to ZaZa as part of the Combination. ZaZa LLC was controlled by the ZaZa Founders who each beneficially owned one-third of the outstanding limited liability company interests of ZaZa LLC. ZaZa LLC’s operations are concentrated in south Texas, including its largest exploration area in the core area of the Eagle Ford shale formation and in the eastern extension of the Eagle Ford/Woodbine formation, which we refer to as the “Eaglebine.”

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris.

NOTE 2 — AGREEMENTS WITH HESS CORPORATION

ZaZa LLC

In April 2010, ZaZa LLC entered into an agreement with Hess Corporation (Hess) in which ZaZa LLC will identify certain geographical areas in the Eagle Ford Shale trend that are available for leasing and subsequently conduct exploration and production activities thereon. Hess shall pay all acquisition costs including ZaZa LLC’s interest until production up to $500 million. As of March 31, 2012, approximately $366 million in leases had been acquired pursuant to this agreement. After production, Hess will retain a 90% working interest and ZaZa LLC, the operator, a 10% working interest. Hess will also pay ZaZa LLC a 10% cash bonus per net acre for each lease purchased. The 10% cash bonus is recognized as revenue after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county. ZaZa LLC recorded other income of $0 and $2.1 million for the three months ended March 31, 2012 and 2011, respectively.

In connection with the Exploration and Development Agreement (“EDA”), Hess periodically advances non-interest bearing funds to ZaZa LLC to fund lease acquisitions, exploration and development activities, and reimburses ZaZa LLC for certain general and administrative expenses incurred in performing these activities. The funds received related to lease acquisitions are deemed restricted as to use pursuant to the EDA until the lease is acquired. Hess also approves all exploration and development activities based on the underlying approved authorization for expenditures (AFE) and has agreed to advance funds to ZaZa LLC for such activities, usually 30 days in advance of actual expenditures being incurred. The funds, once received, are commingled with ZaZa LLC’s own cash and are not restricted as to use. The amounts received by ZaZa LLC for lease acquisitions and exploration and development activities in excess of the amounts incurred to date are recorded as advances from joint interest owner in the accompanying consolidated balance sheets. Given the nature of the EDA arrangement to ZaZa LLC’s overall business activities, the cash flows from each of the above activities have been presented as operating cash flows in the accompanying statements of cash flows.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Toreador

On May 10, 2010, Toreador Energy France S.A.S (“TEF”), a company organized under the laws of France and an indirect subsidiary of  the Company, entered into the Hess Investment Agreement with Hess Oil France S.A.S., a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of TEF’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to TEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

The Ministère de l’Ecologie, de l’Energie, du Développement Durable et de la Mer (Ministry of Ecology, Energy, Sustainable Development and the Sea) in France granted first-stage approval on June 25, 2010. An application for the grant to Hess of title (together with TEF) on each of the pending exploration permits in the Paris Basin has also been filed with the French Government.

Under the terms of the Investment Agreement, Phase 1 of the Work Program is expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells (“Phase 1”).  If Hess does not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval, Hess must promptly transfer back to TEF the Transfer Working Interests.  In light of the political situation in France and our voluntary agreement with the French government to delay drilling in our permits, TEF entered into an Amendment Agreement to the Investment Agreement that extended the deadline to complete Phase 1 by 18 months for a total of 48 months after receipt of government approval.

Under the terms of the Investment Agreement, if Hess spends $50 million in Phase 1, Hess will have the option to proceed to Phase 2 of the Work Program. If Hess elects not to proceed to Phase 2 of the Work Program, Hess must promptly transfer back to TEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1.

Under the terms of the Investment Agreement, if Hess elects to proceed, Phase 2 of the Work Program is expected to consist of appraisal and development activities, depending on the results of the work in Phase 1. If Hess does not spend $70 million (less money spent by Hess in fulfillment of the Work Program in excess of $50 million in Phase 1) in fulfillment of the Work Program within 36 months (“Phase 2”), Hess must promptly transfer back to TEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1. Following Phase 2, TEF and Hess will bear the costs of subsequent exploration, appraisal and development activities in accordance with individual participation agreements governing the joint operations on each Permit.

Under the terms of the Investment Agreement, Hess agrees to pay TEF: (x) a success fee based on proved developed oil reserves (as defined by Rule 4-10(a) of Regulation S-X), up to a maximum of $80 million and (y) a success fee if oil production exceeds an agreed threshold, up to a maximum of $50 million, each of which is subject to reduction under certain circumstances.

Under the terms of the Investment Agreement, TEF and Hess have designated an area of mutual interest within the Paris Basin (the “AMI”). If either party acquires or applies for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions.

Under the terms of the Investment Agreement, TEF is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits.  There has been no activity under this agreement in the three months ended March 31, 2012.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Termination of the Agreements with Hess

Based on public communications by Hess, it became obvious that Hess and ZaZa had different understandings about Hess’s obligations under the EDAs. Correspondence and communications between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets. On June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France S.A.S. (formerly known as Toreador Energy France S.A.S.)(‘‘ZEF’’), Hess and Hess Oil France S.A.S. (‘‘Hess France’’) entered into a Heads of Agreement (‘‘HoA’’), that provides for the termination of the ongoing obligations of the parties under the EDAs and the ‘‘French Agreements’’ between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by the EDAs and the French Agreements.

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC has the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, so long as the Exploration and Development Agreement is still in effect, by paying Hess $15 million.

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

•      A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the Eagle Ford Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•      A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the French Agreements, including funding for additional leases, well carry or carry for expenses, will be terminated and the assets covered by the French Agreements will be divided.

Pursuant to the Texas Division of Assets Agreement and the Paris Basin Purchase and Sale Agreement (collectively, the “Hess Agreements”), ZaZa received the following:

•      Approximately $69 million in cash;

•      Approximately 60,500 additional net acres in the Eagle Ford core area;

•      The right to receive five to ten percent of any net sales proceeds in excess of $1 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013; and

•      A five percent overriding royalty interest (“ORRI”) in certain of Hess’s exploration licenses in the Paris Basin.

As a result of consummation of the transactions set forth in the Hess Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Subject to governmental approvals, ZaZa will also transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement between Hess France and ZEF and retain a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

Pursuant to the Hess Agreements, Hess received the following:

•      Approximately 4,490 net acres in LaSalle, Frio, Zavala, and Dimmit Counties (the “Cotulla Prospect Area”);

•      A two percent ORRI on the Moulton Prospect Area and a one percent ORRI in the Hackberry and Sweet Home Prospect Areas; and

•      Subject to governmental approval, all rights and title to the exploration permits and pending permits in France (ZaZa retains all current production in France from its operating concessions).

As described above, in connection with the entry into the Hess Agreements, ZaZa LLC and Hess terminated the Eagle Ford Agreements.  Pursuant to the Eagle Ford Agreements, ZaZa LLC retained a 10% working interest in all acreage acquired on behalf of the joint venture in the Eagle Ford shale and also earned a cash bonus of 10% on all acreage acquired on behalf of the joint venture.  Under the terms of the joint venture, Hess had a right to participate in all leases acquired by ZaZa LLC in the Eagle Ford shale.  If Hess elected to participate in a lease, the lease became part of the joint venture and Hess paid all of the acquisition costs up to a cap, and paid all of the exploration and development costs for a specified number of approved wells on the leased acreage until production.  ZaZa LLC also received a partial reimbursement of general and administrative expenses while it was the operator of wells under the joint venture. ZaZa LLC’s 10% working interest in each well (subject to a cap) in the joint venture was “carried” by Hess pursuant to the Eagle Ford Agreements.

Pursuant to the Hess Agreements, Hess has assigned to ZaZa certain claims that the joint venture had against various leasing contractors and brokers who had been paid for acreage but had neither delivered the acreage nor refunded the payments.  Hess is entitled to 50% of any cash proceeds received by ZaZa in its prosecution of these claims, however, ZaZa is entitled to all of the acreage delivered in kind by the leasing contractors/brokers. ZaZa is pursuing the contractors and brokers for payment and/or delivery of the leases.

In connection with the division of assets, Hess France and ZEF also agreed to terminate the French Agreements.  The French Agreements provided the framework for a proof of concept program in the Paris Basin and the sharing on a 50-50 basis of the permits in certain areas in the Paris Basin.  As a result of recent legislation in France banning hydraulic fracturing, ZaZa’s plan to drill on the land had been adversely affected and the value of the French Agreements had declined.  The French Agreements will be terminated, subject to, and following the receipt of, the necessary governmental approvals to the transfer and division of the French assets contemplated by the Hess Agreement.

In addition, on July 25, 2012, ZaZa entered into an Waiver and Amendment No. 2 (“Amendment No. 2”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”).  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Notes to the transactions contemplated by the Hess Agreements, and provides the following:

•      Consent rights for the holders of a majority of the Senior Secured Notes on all sales or joint venture transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

•      A provision that if the Senior Secured Notes have not been paid down to $35 million by February 21, 2013, the interest rate will increase from 8% to 10% per annum;

•      A limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

•      A requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company.

In addition, immediately following the closing of the transactions contemplated by the Hess Agreements, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 3 — GOING CONCERN

The uncertainty surrounding the consummation of the transactions with Hess outlined in the Heads of Agreement and our current lack of readily available liquidity provided by other third party sources raise doubt about our ability to continue as a going concern.

The combined amount of $85 million received from Hess will be used in offsetting amounts owed to us under the EDAs of $4.0 million, in settlement of third party accounts payable balance of $4.1 million, reduction of $33 million of the principal amount of our 8% senior secured notes due 2017 and associated prepayment fee of $3.5 million.

We are confident our business plan will result in a positive working capital of $9 million to $19 million at December 31, 2012, provided we are able to provide tax shelter for substantially all of the $85 million consideration received from Hess through use of our existing net operating losses. If we are not able to do so, we estimate that we may have to curtail our development program and reevaluate our lease renewal strategy to offset approximately $11 million of potential tax payments in 2012.

Our plan includes decreasing general and administrative expenses by 20% to 30% and, absent further funding, the drilling of an exploration well in Eaglebine and/or Eagle Ford and two wells in Moulton (our 2012 drilling expenditures are discretionary in nature).  The additional drilling in Moulton has decreased our estimate range of positive working capital at December 31, 2012 by $2 million.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital, joint venture partnerships and possible asset divestitures to finance additional drilling operations in the Eaglebine and or Eagle Ford.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. As of March 31, 2012 and December 31, 2011, substantially all of our oil and gas production had been marketed by Hess and TOTAL. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

The Company also derives its bonus income revenue from a bonus on leasehold amounts that Hess agrees to participate in. The bonus amount is equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and is recognized after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Accounts Receivable

Accounts receivable include reimbursement amounts billed to Hess, oil and gas revenues, and related parties receivables. Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

Concentration of Credit Risk

The Company maintains its cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation. The Company’s cash balances typically are in excess of the insured limit. A significant portion of accounts receivable are from two entities. This concentration may impact the Company’s overall credit risk, either positively or negatively, in that this entity may be similarly affected by changes in economic or other conditions. The Company has incurred no losses related to these accounts.

Oil and Gas Properties

The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized. Unproved properties with individually significant acquisition costs are analyzed on a property-by-property basis for any impairment in value. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

ZaZa’s engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. As it relates to our reserves in the Paris Basin, evidence indicates that the renewal of the contracts providing the right to operate is reasonably certain and our proved reserves have been computed using this assumption.. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

Depreciation, depletion, and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion, and amortization for leasehold acquisition costs is the sum of proved developed reserves and proved undeveloped  reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future  dismantlement, restoration, and abandonment costs, net of salvage values are taken into account.

Amortization rates are updated quarterly to reflect: (1) the addition of capital costs, (2) reserve revisions (upwards or downwards) and additions, (3) property acquisitions and/or property dispositions, and (4) impairments. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2012.

Three Months Ended March 31, 2012
Asset retirement obligations at January 1	$309
Obligations assumed in the Combination	4,513
Obligations incurred	84
Accretion expense	207
Foreign currency exchange (gain)	31
Asset retirement obligations at the end of the period	$5,144

Furniture and fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs. Debt issuance costs were $4.5 million with accumulated amortization of $68 thousand. The costs are being amortized over 5 years using the effective interest method.

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

Management also periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future. Based on this assessment, we have recorded a valuation allowance for substantially all of our deferred tax benefits associated with the net operating losses on Toreador. We have no uncertain tax positions.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Earnings (loss) Per Common Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the periods plus the assumed issuance of common shares for all potentially dilutive securities (see Note 6). The equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.

Foreign Currency Translation

The United States dollar is the functional currency for all of ZaZa’s consolidated subsidiaries except for certain of its French subsidiaries, for which the functional currency is the Euro. For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated using the period-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are included in Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheets. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that further addresses fair value measurement accounting and related disclosure requirements.  The guidance clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The guidance is to be applied prospectively and is effective for periods beginning after December 15, 2011.  We adopted this guidance effective January 1, 2012.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In June 2011, the FASB amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB’s June 2011 amendment.  We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Each of the three ZaZa managing partners has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

•                  Each leasehold estate located within the boundaries of the ‘‘area of mutual interest’’ map that was attached to the Exploration and Development Agreement between ZaZa and Hess (the ‘‘EDA’’) that has been or may be acquired by ZaZa prior to April 2016 including the Eagle Ford shale trend and the Eaglebine trend; and

•                  Each leasehold estate located within the boundaries of an ‘‘expansion area’’ covering certain counties in Alabama, Florida, Louisiana and Mississippi that may be acquired by ZaZa prior to April 2016, unless a longer period of time is stated in any area of mutual interest agreement that may be entered into between ZaZa and a third party.

In March 2010, ZaZa LLC entered into an agreement with the ZaZa Members and Eli Smith & Associates, which we refer to as Smith, to acquire 100% working interests in any unproved acreage identified in a defined area of mutual interest located in the Colorado and Lavaca counties of Texas. During the year ended December 31, 2011, ZaZa acquired acreage for a total of approximately $6.1 million pursuant to this agreement. During the year ended December 31, 2010, ZaZa acquired acreage totaling approximately $28.9 million pursuant to this agreement; $6.2 million of the purchase price was in the form of $3 million notes payable due to the ZaZa members and $3.2 million in accounts payable due to ZaZa members, which was paid in January 2011. The ZaZa managing partners and Smith retain a direct or indirect reserved overriding royalty interest generally equal to three percent (3%) in each property sold to ZaZa, which is divided pro-rata among the four sellers in the transactions. Simultaneously with each purchase, ZaZa pursuant to a separate agreement sells 90% of the acquired working interests to Hess, retaining a 10% working interest in each property. No gain or loss was recognized on the sales to Hess.

Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation is based on the fulfillment of certain performance metrics and the occurrence of a ‘‘Company liquidity event,’’ defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa. For the three months ended March 31, 2012, ZaZa paid $17.5 million in discretionary bonus and incentive compensation.

ZaZa has no full time employees, but has entered into a management agreement (the ‘‘Management Agreement’’) with Sequent Petroleum Management, LLC (‘‘SPM’’) pursuant to which SPM provides ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel in March 2011. One of the principals of SPM, Scott Gaille, was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012. ZaZa reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. In 2011, ZaZa paid SPM $6.3 million (including $50 thousand in management fees) under this agreement. For the three months ended March 31, 2012, ZaZa paid SPM $13.4 million (including $16 thousand in management fees) under this agreement. At March 31, 2012 and December 31, 2011, ZaZa had a receivable from SPM for $82 thousand and $84 thousand, respectively, related to an estimation of year end payroll as well as a deposit for SPM working capital in the amount of $25,000.

Lot-A-Go 5 (‘‘LG5’’) is an airplane rental company in which Todd Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa is charged for the pilots’ time, hanger fees and fuel. In addition, at December 31, 2011 and March 31, 2012, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short term working capital loan that bears no interest.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 6 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended
	March 31,
	2012	2011
Basic income (loss) per share:
Numerator:
Net income (loss) available to common shareholders	$(117,823)	$1,169

Denominator:
Weighted average common shares outstanding	87,233	75,977

Basic income (loss) available to common shareholders per share	$(1.35)	$0.02

Diluted income (loss) per share:
Numerator:
Net loss available to common shareholders	$(117,823)	$1,169

Denominator:
Weighted average common shares outstanding	87,233	75,977
Warrants associated with long term debt	— (1)	—
Diluted shares outstanding	87,233	75,977

Diluted income (loss) available to common shareholders per share	$(1.35)	$0.02

(1)          For the three months ended March 31, 2012, the number of shares used in the calculation of diluted loss per share did not include 12.7 million common equivalent shares from the Warrants associated with the Senior Secured Notes due to their anti-dilutive effect.

The equity structure of the legal subsidiary (the accounting acquirer) has been restated using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger. For the purpose of 2011 EPS weighted shares outstanding, the end of period assumed shares outstanding were used for the period ended March 31, 2011 as there were no changes in the capital structure of ZaZa LLC during 2011. The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 7 — LONG-TERM DEBT

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into a securities purchase agreement (the ‘‘Purchase Agreement’’) with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the ‘‘Purchasers’’), pursuant to which we issued senior secured notes in the aggregate principal amount of $100,000,000 and warrants (the ‘‘Warrants’’) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Secured Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.

The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of our foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Senior Secured Notes. The Senior Secured Notes will rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Secured Notes.

Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the Purchase Agreement) occurs at any time prior to maturity of the Senior Secured Notes, noteholders may require us to purchase all or a portion of the Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

On or prior to February 21, 2015, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes, plus a make-whole premium on the principal amount of such notes. After February 21, 2015 and ending on February 21, 2016, we may purchase at any time or from time to time any or all of the Senior Secured Notes at a price equal to 105% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes. After February 21, 2016, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes.

We are subject to certain affirmative and negative covenants pursuant to the Senior Secured Notes, including, without limitation, restrictions on our and our subsidiaries’ abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs. Refer to “Note Amendments” for further information.

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and become exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the ‘‘VWAP’’) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and below strike price or below market price issuances. The Warrants also prohibit the payment of cash dividends for so long as the Warrants remain outstanding.

The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a ‘‘beneficial owner’’ (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the ‘‘Lock-Up Agreement’’), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described above.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Note Amendments

Also on June 8, 2012, ZaZa entered into an amendment and waiver (“Amendment”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”). The Amendment No. 1:

•                  permited certain intercompany loans;

•                  requireed the consent of the holders of a majority of the Senior Secured Notes to any amendment or termination of the Eagle Ford Agreements or the French Agreements and to dispositions of oil and gas properties (which consent was obtained in connection with the entry into the waiver and Amendment No. 2 to the SPA decribed below); and

•                  required certain further amendments to the SPA, which were provided for in the Waiver and Amendment No. 2 to the SPA described below; and

•                  waives all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Notes.

The Amendment No.1 was subject to certain conditions, including providing December 31, 2011 annual and March 31, 2012 quarterly financial statements by August 31, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012. The filing of this form 10-Q has ratified the last of the conditions.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HOA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Notes by $33.0 million and paid a $3.5 million associated fee.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

(a)  consent rights for the holders of a majority of the Senior Secured Notes on all sale or joint venture transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

(b)  a provision that if the Senior Secured Notes have not been paid down to $35 million by February 21, 2013, the interest rate will increase from 8% to 10% per annum;

(c)  a limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

(d)  a requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company.

The parties also entered into an Amended and Restated Subordination Agreement with Todd Brooks, a director and President of the Company, John Hearn, a director and Executive Director - Geoscience of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Secured Notes.

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
Revolving line of credit	$—	$5
Notes payable to members	—	3
Subordinated notes	47,330	—
Senior secured notes (face value of $100 million, less original discount of $33.6 million)	66,976	—
Subtotal	114,306	8
Less: current portion	—	(8)
Total long-term debt	$114,306	$—

(1)          The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method. For the three months ended March 31, 2012, $608,000 was recorded in interest expense related to the discount.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

For the three months ended March 31 2012 and 2011, interest expense consisted of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Amortization loan fees of the senior secured notes	$68	$—
Amortization original issuance discount on secured notes	608	—
Interest expense on Senior Secured Notes	889	—
Interest expense on Subordinated Notes	421	—
Interest expense on revolving credit line	45
Interest expense on Members’ Notes	50	66
Other interest (income) expense	(98)	(11)
Interest expense at the end of the period	$1,983	$55

NOTE 8 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France. For each of the three months ended March 31, 2012 and 2011 all capital expenditures of $8.1 million and $400 thousand, respectively, were in the United States.

The following tables provide the geographic operating segment data required by “ASC 280 - Segment Reporting”.

Three Months Ended March 31, 2012

	United States	France	Total
Revenues and other income	$2,081	$3,775	$5,856
Depreciation, depletion and amortization	585	1,354	1,939
Operating costs and expenses	43,712	5,779	49,491
Operating income (loss)	$(41,631)	$(2,004)	$(43,635)
Interest expense	1,370	613	1,983
Income tax expense	33,796	93	33,889

Three Months Ended March 31, 2011

	United States	France	Total
Revenues and other income	$2,243	$—	2,243
Depreciation, depletion and amortization	126	—	126
Operating costs and expenses	1,006	—	1,006
Operating income (loss)	$1,237	$—	$1,237
Interest expense	55	—	55
Income tax expense	13	—	13

Total Assets

	United States	France	Total
March 31, 2012	$197,528	$58,291	$255,819

December 31, 2011	$70,006	$—	$70,006

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 9 —INCOME TAXES

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

In connection with the merger we recorded a net deferred tax liability of $9.2 million which consisted of deferred tax liabilities of $44 million due to historical deferred tax liability of $17 million and $27 million due to the step up of property, at the time of the Combination offset by deferred tax assets of $35 million due to Toreador NOL’s. As a result of events subsequent to the merger and based on the lack of positive evidence at the consolidated level, we recorded an allowance of $49.5 million.

Prior the the merger, ZaZa LLC, a limited liability Company, was only subject to Texas Margin Tax, which has been determined to be an income tax, as income of the Company for federal tax purposes was reported on the tax returns of the individual partners.

The Company’s provision for income taxes consists of the following for the three months ended March 31, 2012 and 2011.

	March 31, 2012	March 31, 2011

Current:
U.S. Federal	$(88)	$—
U.S. State	—	13
Foreign	181	—
Deferred:
U.S. Federal	33,796	—
Foreign	—	—
	$33,889	$13

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three months ended March 31, 2012 and 2011 were:

	March 31, 2012	March 31, 2011

Statutory tax at 34%	$(28,537)	$—
Loss on Warrants	12,991	—
Adjustments to valuation allowance	49,445	—
Other	(10)	13
	$33,889	$13

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2012 were as follows:

March 31,
2012

Net operating loss carryforward — United States	$50,834

Net operating loss carryforward — Foreign	8

Deferred tax assets	50,842
Valuation allowance	(49,445)
Net deferred tax assets	$1,397

Oil and gas properties	(44,423)
Deferred tax liabilities	(44,423)
Net deferred tax liabilities	$(43,026)

At March 31, 2012, the Company had the following carryforwards available to reduce future taxable income:

Jurisdiction	Expiration	Amount
United States	2026 — 2032	$140,222
Hungary	unlimited	$78

Realization of net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	March 31,
	2012	2011

United States	$49,437	$—
Hungary	8	—

	$49,445	$

ZaZa Energy Corporation and its subsidiaries file income tax returns in the United States and various local and foreign jurisdictions. We are subject to income tax examinations in the United States (federal) for taxable years 2008-2011.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Tiway Arbitration

Toreador entered into a Share Purchase Agreement between Tiway Oil BC (“Tiway”), Tiway Oil AS and the Company on September 30, 2009 for the purchase by Tiway of the entire issued share capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited (“TTL”). Tiway alleges in its request for arbitration that the Company breached representations and warranties in the SPA as to five matters:

1.Petrol Ofisi.  Tiway alleges that the Company breached its representations and warranties under the Sales and Purchase Agreement (“SPA”) in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges Toreador is liable for an estimated TRY 2.07 million (approximately $1.38 million), plus interest (currently unquantified), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). The next hearing is scheduled for September 13, 2012 as the case was transferred to a new judge.

2.TPAO.  Tiway alleges that the Company breached its representations and warranties under the SPA in respect of arbitration proceedings commenced by Turkiye Petrolleri Anonim Ortakligi (“TPAO”) against TTL before the International Court of Arbitration.  Two claims were heard within the same arbitration in late 2011 relating to alleged damages and losses suffered by TPAO of approximately $3.7 million plus TRY 1,167,246 (approximately $0.65 million), plus interest (currently unquantified) in connection with certain construction efforts in the South Akcakoca Sub-Basin (“SASB”) gas project that were undertaken while TTL was the official operator of the SASB project.  The SASB project was governed by a joint operating agreement (the “JOA”) between TPAO and TTL.  In both the first and the second claims, TPAO alleges that TTL breached its obligations under the JOA. Tiway is asserting its right to indemnification as to any amounts awarded to TPAO with respect to the arbitration.

Tiway assumed the defense of this matter and its legal representatives in Turkey provided a detailed defense in which Tiway rejected each of the damages and losses alleged by the TPAO.. The Company is informed the results of arbitration should be received by September 30, 2012.

3.Momentum.  In 2006, TTL entered into an agreement with Momentum Engineering LLC (“Momentum”). The agreement was an EPIC contract relating to the SASB project. Momentum completed and delivered major installation works, leaving some work outstanding, namely the removal of several flotation tanks from the Ayazli tripod. The Settlement and Release Agreement for the works, signed by Momentum, TTL and the Company on August 13, 2008 specifically included a statement that Momentum would undertake to remove the fallen tanks by September 30, 2008; however it did not do so. In September 2009, TPAO, the current operator for the SASB project, sought the removal of the flotation tanks.  Tiway contends that since TTL had been the operator in 2006, TTL was responsible for asking Momentum to remove the tanks, failing which TPAO would arrange for an independent contractor to do so, whereupon TTL would be responsible for claiming the cost from Momentum.  In Momentum’s operation to remove the tanks in October 2009, one of the tanks fell to the seabed. Momentum stated it had no intention of removing the fallen tank and TPAO thus arranged for a third party contractor to remove the tank and invoiced $118 thousand to TTL for its share of the costs in removing the tank.  Tiway alleges that the Company breached its representations and warranties under the SPA with respect to the Momentum matter and has demanded indemnification for any losses or costs suffered by it in connection with such matter.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

4.GDPA Training Obligations.  Tiway alleges that the Company breached its representations and warranties under the SPA in respect of an alleged liability to the General Directorate of Petroleum Affairs and the Ministry of Energy of Republic of Turkey relating to the payment of training costs pursuant to the petroleum laws of Turkey. Tiway alleges that these training costs were incurred prior to the sale of TTL to Tiway.  TTL has made an estimate of its potential liability if required to meet these training obligations of approximately $0.5 million.

5.Insurance Premiums.  Tiway alleges that the Company breached its representations and warranties under the SPA in connection with the partial rebates of two insurance premiums.  Two policies were issued in the name of TTL, but when the policies were cancelled (as agreed upon the conclusion of the SPA), the rebates were paid to the Company.  While Tiway claims estimated damages of approximately $300 thousand, the Company only received credits and rebates for approximately $108 thousand.  In addition, the credits and rebates may at least in part have related to policies that were not included in the scheduled policies of the SPA.

In addition, Tiway seeks to recover the “significant” costs it has incurred in defending the above claims as damages under the SPA.

On December 12, 2011, Tiway Oil BV (“Tiway”) commenced an arbitration against the Company by submitting a formal Request for Arbitration to the London Court of International Arbitration (“the LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  The Company believes that the underlying risk associated with this arbitration is remote as it has factual and procedural defenses against the underlying claims.

Fallen Structures

In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the “Fallen Structures”) and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company’s sale of its 26.75% interest in the SASB project to Petrol Ofisi in March 2009 and its sale of TTL to Tiway in October 2009, the Company agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also agreed to indemnify a third-party vendor for any claims made related to these incidents. To date, no claims have been made or are currently anticipated.

Lundin Indemnification

TEF executed on August 6, 2010, an indemnification and guarantee agreement (“IGA”) for a maximum aggregate amount of €50 million to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next six months.  No drilling works are expected to begin on the permit, if at all, until the second half of 2012, therefore no claims have been made or are currently anticipated under the IGA.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (90,000 net acres). Under the terms of the transaction, ZaZa LLC will obtain a 75% working interest in the acquired acreage, is the designated operator, has committed to drilling one well (estimated cost between $4-10 million depending on whether a current well bore may be used) and has committed to and has made two cash payments.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 11 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2012 and December 31, 2011, due to the short-term nature or maturity of the instruments.

The warrants and debt were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3inputs. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $2 million decrease in the notes and $2 million increase in the warrants.  An increase the credit spread by 500 basis points results in $16 million decrease in value on the notes and a $3 million increase in the warrants.  On March 31, 2012 the fair value of the warrants was $71.8 million.  On March 31, 2012, the Senior Secured Notes, which had a book value of $67.0 million, and had a fair market value of approximately $91.8 million.

“ASC 820 - Fair value measurements and disclosures”, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

Effective January 1, 2012, we adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance requires disclosure that establishes a framework for measuring fair value expands disclosure about fair value measurements and requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:             Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:             Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the market place. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, certain investments and interest rate swaps.

Level 3:             Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors and accrued liabilities. Although we utilize third -party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Asset Impairments — The Company reviews a proved oil property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property as well as an annual assessment. We estimate the undiscounted future cash flows expected in connection with the property at a field level and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.

Goodwill — We account for goodwill in accordance with “ASC 350 - Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using a discounted cash flow method. We perform our annual impairment test during the month of December. There were indicators of impairment at March 31, 2012 and such goodwill was tested and no impairment was recorded for the quarter ended March 31, 2012.  Because of the decline in oil forward pricing at June 30, 2012, goodwill will be tested again at June 30, 2012 and we expect an impairment loss to be recorded at that time.

The following table summarizes the valuation of our liabilities measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total

As March 31, 2012:
Warrants	—	—	$71,842	$71,842
Total	$—	$—	$71,842	$71,842

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

March 31,
2012
Balance at beginning of period	$—
Issuance of warrants at February 21, 2012	(33,632)
Unrealized gains (loss) included in earnings	(38,210)
Balance at end of period	$(71,842)

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 12 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three months ended March 31, 2012 and 2011, there were no impairment charges.

NOTE 13 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

As of March 31, 2012 and December 31, 2011, the employee retirement obligations amounted to $247 thousand and $0, respectively, and are included in Long Term Accrued Liabilities. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries. Pension benefits, which only consist in retirement indemnities, exist only for the Company’s French subsidiaries.

NOTE 14— SUBSEQUENT EVENTS

On May 16, 2012 the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) made grants of 417,485 shares of restricted stock to the independent directors, contingent upon stockholder approval of the ZaZa Energy Corporation 2012 Long-Term Incentive Plan.  These shares of restricted stock will vest one-third on the date of issuance and one-third on each of the first and second anniversary of the date of grant.

On June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France S.A.S. (formerly known as Toreador Energy France S.A.S.)(‘‘ZEF’’), Hess and Hess Oil France S.A.S. (‘‘Hess France’’) entered into a Heads of Agreement (‘‘HoA’’), that provides for the termination of the ongoing obligations of the parties under the EDAs and the ‘‘French Agreements’’ between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by the EDAs and the French Agreements. Definitive documentation was completed and executed on July 25, 2012. Refer to Note 2 for further information.

The Company evaluated its March 31, 2012 financial statements for subsequent events. Other than noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on June 15, 2012.

Certain previously recorded amounts have been reclassified to conform to this period presentation.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

•                  our registered public accounting firm has expressed doubt about our ability to continue as a going concern;

•                  our ability to raise necessary capital in the future;

•                  our ability to maintain or renew our existing exploration permits or exploitation concessions or obtain new ones;

•                  change in legal rules applicable to our activities or permits and concessions;

•                  extensive regulation, including environmental regulation, to which we are subject;

•                  the effect of our indebtedness on our financial health and business strategy;

•                  our ability to execute our business strategy and be profitable;

•                  our ability to replace oil reserves;

•                  our ability to market and transport our production;

•                  the loss of the current purchaser of our oil production;

•                  the loss of senior management or key employees;

•                  political, legal and economic risks associated with having international operations;

•                  assessing and integrating acquisitions;

•                  declines in prices for crude oil;

•                  our ability to compete in a highly competitive oil industry;

•                  our ability to obtain equipment and personnel;

•                  hurricanes, natural disasters or terrorist activities;

•                  possible title impairments to our properties;

•                  reserves estimates turning out to be inaccurate; and

•                  currency fluctuation risk.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on June 15, 2012, which are incorporated by reference herein.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise unless required by law.

EXECUTIVE OVERVIEW

ZaZa Energy Corporation (“ZaZa”) is a Delaware corporation formed for the purpose of being a holding company of both Toreador Resources Corporation, a Delaware corporation (“Toreador”), and ZaZa Energy LLC, a Texas limited liability company (“ZaZa LLC”), from and after completion of the Combination, as described below. Prior to the Combination on February 21, 2012, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In this Quarterly Report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

Combination with ZaZa LLC and Toreador Resources Corporation

On February 21, 2012, we consummated the combination (the “Combination”) of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011 and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the “Merger Agreement”), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly owned subsidiary (“Merger Sub”), as previously described in our Current Report on Form 8-K filed on February 22, 2012.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the “Merger”), with Toreador continuing as the surviving entity, (ii) the three former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

The Combination has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador have been recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

At the effective time of the Merger, each share of common stock, par value $0.15625 per share, of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the “Common Stock”), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa

LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described below.

Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the “Senior Secured Notes”) in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP. The Notes bear interest at a rate of 8% per annum, payable quarterly. In connection with the issuance of the Senior Secured Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the “Warrants”) representing 20.6% of the outstanding shares of our common stock at the Closing of the Combination, on a fully diluted and on an as-converted basis. The Warrants expire in five years and are exercisable at any time after the six month anniversary of the issuance date.

Subsidiaries of ZaZa Energy Corporation

ZaZa Energy, LLC

ZaZa LLC is a privately-held independent exploration and production company focused on the exploration and development of unconventional onshore oil and gas resources in the United States of America, until February 21, 2012 when it was contributed to ZaZa as part of the Combination. ZaZa LLC was controlled by the ZaZa Founders who each beneficially owned one-third of the outstanding limited liability company interests of ZaZa LLC. ZaZa LLC’s operations are concentrated in south Texas, including its largest exploration area in the core area of the Eagle Ford shale formation and in the eastern extension of the Eagle Ford/Woodbine formation, which we refer to as the “Eaglebine.”

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. As of March 31, 2012 and 2011, production from the Neocomian Complex and Charmottes fields oil fields represented a majority of Toreador’s total revenue and substantially all of Toreador’s sales and other operating revenue. We intend to maintain production from these mature assets using suitable oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

Recent Developments

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (98,500 net acres). Under the terms of the transaction, ZaZa LLC will obtain a 75% working interest in the acquired acreage, is the designated operator, has committed to drilling one well (estimated cost between $4-10 million depending on whether a current well bore may be used) and has committed to and has made two cash payments.

Termination of the Agreements with Hess

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC has the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, so long as the Exploration and Development Agreement is still in effect, by paying Hess $15 million.

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

•      A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the Eagle Ford Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•      A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the French Agreements, including funding for additional leases, well carry or carry for expenses, will be terminated and the assets covered by the French Agreements will be divided.

Pursuant to the Texas Division of Assets Agreement and the Paris Basin Purchase and Sale Agreement (collectively, the “Hess Agreements”), ZaZa received the following:

•      Approximately $69 million in cash;

•      Approximately 60,500 additional net acres in the Eagle Ford core area;

•      The right to receive five to ten percent of any net sales proceeds in excess of $1 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013; and

•      A five percent overriding royalty interest (“ORRI”)in certain of Hess’s exploration licenses in the Paris Basin.

As a result of consummation of the transactions set forth in the Hess Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Subject to governmental approvals, ZaZa will also transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement between Hess France and ZEF and retain a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

Pursuant to the Hess Agreements, Hess received the following:

•      Approximately 4,490 net acres in LaSalle, Frio, Zavala, and Dimmit Counties (the “Cotulla Prospect Area”);

•      A two percent ORRI on the Moulton Prospect Area and a one percent ORRI in the Hackberry and Sweet Home Prospect Areas; and

•      Subject to governmental approval, all rights and title to the exploration permits and pending permits in France (ZaZa retains all current production in France from its operating concessions).

As described above, in connection with the entry into the Hess Agreements, ZaZa LLC and Hess terminated the Eagle Ford Agreements.  Pursuant to the Eagle Ford Agreements, ZaZa LLC retained a 10% working interest in all acreage acquired on behalf of the joint venture in the Eagle Ford shale and also earned a cash bonus of 10% on all acreage acquired on behalf of the joint venture.  Under the terms of the joint venture, Hess had a right to participate in all leases acquired by ZaZa LLC in the Eagle Ford shale.  If Hess elected to participate in a lease, the lease became part of the joint venture and Hess paid all of the acquisition costs up to a cap, and paid all of the exploration and development costs for a specified number of approved wells on the leased acreage until production.  ZaZa LLC also received a partial reimbursement of general and administrative expenses while it was the operator of wells under the joint venture. ZaZa LLC’s 10% working interest in each well (subject to a cap) in the joint venture was “carried” by Hess pursuant to the Eagle Ford Agreements.

Pursuant to the Hess Agreements, Hess has assigned to ZaZa certain claims that the joint venture had against various leasing contractors and brokers who had been paid for acreage but had neither delivered the acreage nor refunded the payments.  Hess is entitled to 50% of any cash proceeds received by ZaZa in its prosecution of these claims, however, ZaZa is entitled to all of the acreage delivered in kind by the leasing contractors/brokers. ZaZa is pursuing the contractors and brokers for payment and/or delivery of the leases.

In connection with the division of assets, Hess France and ZEF also agreed to terminate the French Agreements.  The French Agreements provided the framework for a proof of concept program in the Paris Basin and the sharing on a 50-50 basis of the permits in certain areas in the Paris Basin.  As a result of recent legislation in France banning hydraulic fracturing, ZaZa’s plan to drill on the land had been adversely affected and the value of the French Agreements had declined.  The French Agreements will be terminated, subject to, and following the receipt of, the necessary governmental approvals to the transfer and division of the French assets contemplated by the Hess Agreement.

In addition, on July 25, 2012, ZaZa entered into an Waiver and Amendment No. 2 (“Amendment No. 2”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017.  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Secured Notes to the transactions contemplated by the Hess Agreements, and provides the following:

•      Consent rights for the holders of a majority of the Senior Secured Notes on all sales or joint venture transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

•      A provision that if the Senior Secured Notes have not been paid down to $35 million by February 21, 2013, the interest rate will increase from 8% to 10% per annum;

•      A limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

•      A requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company.

In addition, immediately following the closing of the transactions contemplated by the Hess Agreements, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Notes by $33.0 million and paid a $3.5 million associated fee.

Note Amendments

Also on June 8, 2012, ZaZa entered into an amendment and waiver (“Amendment”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”). The Amendment No. 1:

•                  permited certain intercompany loans;

•                  requireed the consent of the holders of a majority of the Senior Secured Notes to any amendment or termination of the Eagle Ford Agreements or the French Agreements and to dispositions of oil and gas properties (which consent was obtained in connection with the entry into the waiver and Amendment No. 2 to the SPA decribed below); and

•                  required certain further amendments to the SPA, which were provided for in the Waiver and Amendment No. 2 to the SPA described below; and

•                  waives all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Notes.

The Amendment No.1 was subject to certain conditions, including providing December 31, 2011 annual and March 31, 2012 quarterly financial statements by August 31, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012. The filing of this form 10-Q has ratified the last of the conditions.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HOA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Notes by $33.0 million and paid a $3.5 million associated fee.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

(a)  consent rights for the holders of a majority of the Senior Secured Notes on all sale or joint venture transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

(b)  a provision that if the Senior Secured Notes have not been paid down to $35 million by February 21, 2013, the interest rate will increase from 8% to 10% per annum;

(c)  a limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

(d)  a requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company.

The parties also entered into an Amended and Restated Subordination Agreement with Todd Brooks, a director and President of the Company, John Hearn, a director and Executive Director - Geoscience of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Notes.

Financial Summary

For the three months ended March 31, 2012:

•                  Revenues and other income were $5.9 million.

•                  Operating costs from continuing operations were $49.5 million.

•                  Net loss available to common shareholders was $117.8 million.

•                  Production was 54.0 MBOE.

At March 31, 2012, we had:

•                  Cash, cash equivalents and restricted cash of $9.7 million.

•                  A current ratio (current assets/current liabilities) of .98 to 1.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.

The discussion below relates to our corporate activities and oil and gas exploration and production operations in the United States and France.

	For the Three Months Ended
	March 31,
	2012	2011
Production:
Oil (Bbls):
United States	18,554	1,295
France	32,617	—
Total	51,171	1,295

Gas (Mcf):
United States	16,915	1,088
France	—	—
Total	16,915	1,088

BOE:
United States	21,373	1,476
France	32,617	—
Total	53,990	1,476

Average Price:
Oil ($/Bbl):
United States	$110.27	$87.20
France	$115.74	—

Gas($/Mcf):
United States	$2.05	$5.24

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended March 31, 2012 was $5.9 million, as compared to $119 thousand for the three months ended March 31, 2011. This increase is primarily due to increased production in the United States due to additional wells coming online and production from the French assets acquired in the Combination coupled with an overall increase in global oil prices period over period.

The above table compares both volumes and prices received for oil for the three months ended March 31, 2012 and 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Revenue generated from the bonus paid to ZaZa under the Hess joint venture was $0 for the quarter ended March 31, 2012 versus $2.1 million for the comparable period in 2011. The bonus is based on completed lease acquisitions during the period, represents 10% of the total lease acquisition cost and is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.  We do not expect to generate any further bonus income as described in “Note 1 — Basis of Presentation, Termination of the EDAs” to the consolidated financial statements.

Operating costs and expenses

Lease operating expense

Lease operating expense was $1.3 million, or $24.56 per BOE produced, for the three months ended March 31, 2012, as compared to $8 thousand, or $5.31 per BOE produced, for the three months ended March 31, 2011.  This increase is due to 35 wells in Texas being online as opposed to 4 in the prior period (which were producing non operated properties) and the associated production taxes and ad valorem ($66 thousand in 2012) as well as from the French assets acquired in the Combination.

Exploration expense

Exploration expense for the three months ended March 31, 2012 was $43 thousand, as compared to $0 for the three months ended March 31, 2011. This increase is due primarily to geological and technical studies in connection with our proof of concept project in the Paris Basin.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended March 31, 2012 was $1.9 million ($250 thousand related to furniture and fixtures) or $31.27 per BOE produced, as compared to $126 thousand ($88 thousand related to furniture and fixtures) or $36.29 per BOE produced for the three months ended March 31, 2011. This increase is primarily due to the step up of oil properties associated with the Combination, and the increase in Texas wells from 4 non-operated to 35 total wells.

Accretion Expense

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was $207 thousand for the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2011.  This increase in expense is due to Texas wells coming online in late 2011 and 2012 as well as the accretion on the obligations in France.

General and administrative

General and administrative expense for the three months ended March 31, 2012 totaled $46.0 million, as compared to $872 thousand for the comparable period in 2011. This increase is due to legal and advisory fees incurred in connection with the Combination of $8.7 million, payment of $4.8 million to four officers of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive; and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.  The French operations also contributed $10 million of general and administrative costs.  In addition, in the quarter ended March 31, 2012 and 2011, G&A expense was offset by $2.1 million and $2.2 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

Impairment of oil properties

There were no impairment charges for the three months ended March 31, 2012 and March 31, 2011.

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $106 thousand for the three months ended March 31, 2012 compared with $0 for the three months ended March 31, 2011. The increase in the foreign exchange loss is primarily a result of Toreador Energy France entering into transactions using the US dollar as opposed to their functional currency of the Euro.

Interest expense

Interest expense was $2.0 million for the three months ended March 31, 2012 as compared to $55 thousand for the three months ended March 31, 2011.

The interest expense primarily relates to interest on the Senior Secured Notes and Subordinated Notes issued in February 2012. Interest expense was $1.3 million for the three months ended March 31, 2012 and related to the Senior Secured and subordinated notes as compared to $66 thousand (offset by $11 thousand interest income) related to the member notes for the three months ended March 31, 2011.  Also included in interest expense are expenses related to the amortization of original issuance discount and debt issuance costs associated to the Senior Secured Noted of $676 thousand recorded for the three months ended March 31, 2012, compared to zero for the three months ended March 31, 2011.

Gain (loss) on valuation of warrants

We recorded a loss the value of our warrants of $38.2 million for the three months ended March 31, 2012 compared with $0 for the three months ended March 31, 2011. The increase in the loss mainly is a result of fluctuations in our stock price.

Income tax provision

A net deferred tax liability of $9.2 million which consisted of deferred tax assets of $35 million due to Toreador NOL’s offset by deferred tax liabilities of $27 million due to the step up of property and $17 million of deferred taxes on historical property, at the time of the Combination.  Based on the lack of positive evidence at the consolidated level, we recorded an allowance of $49.5 million.  The tax provision at March 31, 2011 was $13 thousand related to Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 — Basis of Presentation” “Note 2 — Agreements with Hess Corporation” “Note 3 — Going Concern” and “Note 7— Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

The Company’s liquidity depends on cash flow from operations and existing cash resources.  As of March 31, 2012, we had cash and cash equivalents of $8.3 million and a current ratio of approximately 0.98 to 1.  For the three months ended March 31, 2012, we had an operating loss of $43.6 million.  We had sales and other income of $5.9 million.  We had capital expenditures of $8.1 million primarily for lease extensions. The Company does not currently have an available credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

Our cash flow from operations is highly dependent upon the prices received from our oil and gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

We are confident our 2012 business plan, which assumes the proceeds from the HOA, will result in a positive working capital of $9 million to $19 million at December 31, 2012, provided we are able to provide tax shelter for substantially all of the $85 million consideration received by Hess through use of our existing net operating losses. If we are not able to do so, we estimate that we may have to curtail our development program and reevaluate our lease renewal strategy to offset approximately $11 million of potential tax payments in 2012.

Our plan includes decreasing general and administrative expenses by 20% to 30% and, absent further funding, the drilling of an exploration well in Eaglebine and/or Eagle Ford and two wells in Moulton (our 2012 drilling expenditures are discretionary in nature).  The additional drilling in Moulton has decreased our estimated range of positive working capital at December 31, 2012 by $2 million.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital, joint venture partnerships and possible asset divestitures to finance additional drilling operations in the Eaglebine and or Eagle Ford.

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into a securities purchase agreement (the ‘‘Purchase Agreement’’) with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the ‘‘Purchasers’’), pursuant to which we issued senior secured notes (the ‘‘Senior Secured Notes’’) in the aggregate principal amount of $100,000,000 and warrants (the ‘‘Warrants’’) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.

The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of our foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Senior Secured Notes. The Senior Secured Notes will rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Secured Notes.

Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the Purchase Agreement) occurs at any time prior to maturity of the Senior Secured Notes, noteholders may require us to purchase all or a portion of the Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

On or prior to February 21, 2015, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes, plus a make-whole premium on the principal amount of such notes. After February 21, 2015 and ending on February 21, 2016, we may purchase at any time or from time to time any or all of the Senior Secured Notes at a price equal to 105% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes. After February 21, 2016, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Secured Notes to be purchased, plus accrued and unpaid interest on such notes.

We are subject to certain affirmative and negative covenants pursuant to the Senior Secured Notes, including, without limitation, restrictions on our and our subsidiaries’ abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and become exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the ‘‘VWAP’’) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and below strike price or below market price issuances. The Warrants also prohibit the payment of cash dividends for so long as the Warrants remain outstanding.

The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a ‘‘beneficial owner’’ (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the ‘‘Lock-Up Agreement’’), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Secured Notes, which are described above.

Dividends

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Revenue Recognition and Imbalances.

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The amount of oil or gas sold may differ from the amount to which ZaZa is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on ZaZa’s nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas ZaZa’s nominated for sale. Pipeline imbalances are settled with cash approximately thirty days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether ZaZa is over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. ZaZa estimates and accrues for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser. ZaZa also derives revenue from a bonus paid by Hess on leasehold amounts that ZaZa leases on behalf of the Hess joint venture. The bonus amount is equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the Hess joint venture agreement and is recognized as revenue after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

Successful Efforts Method of Accounting for Oil and Gas Activities.

ZaZa accounts for its gas and crude oil exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserves quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of oil and gas, are capitalized. Unproved properties with individually significant acquisition costs are amortized over the lease term for such properties and analyzed on a property-by-property basis for any impairment in value. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

ZaZa’s engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. As it relates to our reserves in the Paris Basin, evidence indicates that the renewal of the contracts providing the right to operate is reasonably certain and our proved reserves have been computed using this assumption. The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

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

Assets are grouped in accordance with the Extractive Industries Oil and Gas Topic of the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Amortization rates are updated quarterly to reflect: (i) the addition of capital costs, (ii) reserves revisions (upwards or downwards) and additions, (iii) property acquisitions and/or property dispositions and (iv) impairments. When circumstances indicate that an asset may be impaired, ZaZa LLC compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on ZaZa LLC’s estimate of future gas and oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2012. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, which was filed with the SEC on June 15, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 because of a material weakness in our internal controls over financial reporting.  The SEC has defined a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of performing review procedures, our auditors identified an error in the calculation of certain deferred tax liabilities for the period ended March 31, 2012.  This error was corrected prior to our filing the financial statements for such period with the SEC.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Notwithstanding the correct presentation in our financial statements, our management believes that this error was a result of the failure of coordination between our personnel that calculate our tax liabilities and our personnel that prepare the financial statements.  Management is reviewing remediation steps necessary to address the material weakness and to improve our internal control over financial reporting.  We intend to correct this material weakness promptly.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Note 10— Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

For information regarding risks that may affect our business, see the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on June 15, 2012.  We may encounter risks in addition to those described therein.  Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also impair or adversely affect our business, results of operations or financial performance.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Participation Agreement, dated March 28, 2012, by and between ZaZa Energy Corporation and Range Texas Production, LLC, a subsidiary of Range Resources Corporation.

10.2*	Security Agreement, dated as of March 22, 2012, by and among ZaZa Energy Corporation, ZaZa Energy, LLC, ZaZa Holdings, Inc., Toreador Resources Corporation and U.S. Bank National Association.

10.3*	Pledge Agreement, dated as of March 22, 2012, by and among ZaZa Energy Corporation, ZaZa Holdings, Inc. and U.S. Bank National Association.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

August 10, 2012	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

August 10, 2012	/s/ Charles Campise
Charles Campise
Chief Financial Officer