Form 10-Q
period 2012-06-30
ZaZa Energy Corp
filed 2012-09-13
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 31, 2012, there were 101,719,953 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,553	$10,619
Restricted cash	—	111
Accounts receivable — joint interest	17,273	37,303
Accounts receivable — revenue receivable	1,154	533
Accounts receivable — related party	66	164
Prepayments and other current assets	4,456	2,150
Total current assets	31,502	50,880

Property and equipment
Oil and gas properties, successful efforts method	169,528	17,410
Furniture and fixtures	3,913	2,806
Total property and equipment	173,441	20,216
Accumulated depletion, depreciation and amortization	(7,392)	(1,260)
Property and equipment, net	166,049	18,956

Goodwill	—	—
Other assets	4,788	170

Total assets	$202,339	$70,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$28,400	$38,209
Accounts payable — related parties	80	419
Advances from joint interest owner	—	112
Accrued liabilities	3,807	19,895
Revolving line of credit	—	5,000
Notes payable to members	—	3,000
Deferred gain	15,000	—
Income taxes payable	3,014	123
Total current liabilities	50,301	66,758

Long-term accrued liabilities	250	—
Asset retirement obligations	5,050	309
Deferred income taxes	42,920	—
Subordinated notes	47,330	—
Senior Secured Notes; face value of $100 million, net of discount	68,363	—
Warrants associated with Senior Secured Notes	66,053	—
Total liabilities	280,267	67,067
Stockholders’ equity (deficit) (See Note 1):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 101,719,953 and 75,976,500 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,017	760
Additional paid-in capital	92,944	—
Accumulated (deficit) retained earnings	(165,107)	2,179
Accumulated other comprehensive income	(6,782)	—
Total stockholders’ equity (deficit)	(77,928)	2,939

Total liabilities and stockholders’ equity (deficit)	$202,339	$70,006

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
	(Unaudited)			(Unaudited)
	(In thousands, except per share data)			(In thousands, except per share data)
Revenues and other income:
Oil and gas revenues	$10,924	$357		$16,780	$476
Bonus income		9,365		—	11,489
Other income	42	—		42
Total revenues and other income	10,966	9,722		16,822	11,965
Operating costs and expenses:
Lease operating expense	4,110	23		5,437	31
Exploration expense	60	—		103	—
Depreciation, depletion and amortization	4,326	159		6,265	285
Accretion expense	150	—		357	—
Impairment of goodwill	39,749	—		39,749	—
General and administrative	11,927	3,078		57,902	3,950
Total operating costs and expenses	60,322	3,260		109,813	4,266
Operating income (loss)	(49,356)	6,462		(92,991)	7,699
Other expense
Foreign currency exchange loss	(117)	—		(223)	—
Interest expense, net	(4,280)	(47)		(6,263)	(102)
Gain (loss) on fair value of warrants	5,789	—		(32,421)	—
Total other expense	1,392	(47)		(38,907)	(102)
Income (loss) before taxes	(47,964)	6,415		(131,898)	7,597
Income tax provision	1,499	72		35,388	85
Net income (loss) available to common shareholders	$(49,463)	$6,343		$(167,286)	$7,512

Basic income (loss) available to common shareholders per share:	$(0.49)	$0.08		$(1.77)	$0.10

Diluted income (loss) available to common shareholders per share:	$(0.49)	$0.08		$(1.77)	$0.10

Weighted average shares outstanding:
Basic	101,514	75,977	(a)	94,413	75,977	(a)
Diluted	101,514	75,977	(a)	94,413	75,977	(a)

Consolidated Statement of Comprehensive Income
Net income (loss)	$(49,463)	$6,343		$(167,286)	$7,512
Foreign currency translation adjustments, net of taxes	(8,962)	—		(6,782)	—
Comprehensive income (loss)	$(58,425)	$6,343		$(174,068)	$7,512

(a)         Adjusted to reflect the February 21, 2012 Merger with Toreador Resources Corporation, giving retroactive effect for the issuance of shares to former ZaZa LLC members.  See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

(In thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at December 31, 2011	75,977	$760	$—	$2,179	$—	$2,939
Issuance of ZaZa Energy Corp shares	25,742	257	88,116	—	—	88,373
Net loss	—	—	—	(167,286)	—	(167,286)
Stock-based compensation cost	—	—	4,828	—	—	4,828
Foreign currency translation adjustment	—	—	—	—	(6,782)	(6,782)

Balance at June 30, 2012	101,719	$1,017	$92,944	$(165,107)	$(6,782)	$(77,928)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(167,286)	$7,512
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	6,265	285
Accretion expense	357	—
Loss on disposal of furniture and fixtures	27	—
Stock-based compensation expense	4,828	—
Impairment of goodwill	39,749	—
Amortization of deferred debt issuance costs and discount	2,219	—
Unrealized loss on value of warrants	32,421	—
Deferred income taxes	33,236	—
(Increase) decrease in restricted cash	111	4,623
(Increase) decrease in accounts receivable - joint interest	22,930	(7,865)
(Increase) decrease in accounts receivable - related party	98	(82)
(Increase) decrease in accounts receivable - revenue receivable	(621)	(121)
(Increase) decrease in prepaid expenses	(474)	(371)
(Increase) decrease in other current assets	1,547	—
(Increase) decrease in other assets	190	—
Increase (decrease) in accounts payable	(25,916)	4,406
Increase (decrease) in accounts payable - related parties	(339)	(3,215)
Increase (decrease) in advances from joint interest owner	(112)	14,070
Increase (decrease) in deferred gain	15,000	—
Increase (decrease) in income taxes payable	1,967	85
Increase (decrease) in accrued liabilities	(15,563)	855
Net cash provided by (used in) operating activities	(49,366)	20,182
Cash flows from investing activities:
Cash acquired in connection with the merger	4,118	—
Additions to property and equipment	(13,794)	(1,411)
Additions to furniture and fixtures	(138)	(553)
Net cash used in investing activities	(9,814)	(1,964)
Cash flows from financing activities:
Issuance of senior secured notes	100,000	—
Payment of debt issuance costs	(4,500)	—
Payment of notes payable — Members	(3,000)	—
Payment of revolving line of credit	(5,000)	—
Payment of Toreador notes	(31,754)	—
Net cash provided by financing activities	55,746	—
Net increase (decrease) in cash and cash equivalents	(3,434)	18,218
Effects of foreign currency translation on cash and cash equivalents	1,368	—
Cash and cash equivalents, beginning of period	10,619	16,786
Cash and cash equivalents, end of period	$8,553	35,004
Supplemental disclosures:
Cash paid during the period for interest	$2,118	$—
Cash paid during the period for income taxes	$—	$—

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

The accompanying consolidated balance sheets include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  For the period from February 21, 2012 to June 30, 2012 Toreador contributed $11.7 million in revenue and $46 million net loss. All figures presented are in thousands except per share data.

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

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2011, included in the Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The estimate of the fair value of the merger consideration was determined as follows (in thousands, except per share amounts):

Shares of Toreador outstanding as of February 21, 2012	26,047
Toreador share price as of February 21, 2012	$5.18
Total estimated purchase price	$134,922

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The fair value of the merger consideration received by the Toreador stockholders was estimated to be approximately $134.9 million in the aggregate. This amount has been allocated to Toreador’s tangible and intangible assets and liabilities based on an estimate of the fair value of Toreador’s assets and liabilities. The following is a summary of the value of the merger consideration and the fair value of the underlying assets and liabilities of Toreador.

(in thousands)
Consideration exchanged (value of stock)	$134,922

Assets acquired:
Cash	4,118
Accounts receivable	3,000
Other current assets	3,380
Oil and gas properties	139,350
Furniture and fixtures	950
Other assets	533
Total assets acquired:	151,331

Liabilities assumed:
Accounts payable	10,206
Deferred lease payable	267
Income taxes payable	925
Long term liabilities	241
Asset retirement obligations	4,513
Long-term debt	31,754
Deferred tax liability	9,168
Total liabilities assumed:	57,074

Net assets acquired	$94,257

Excess purchase price (i.e. goodwill)	$40,665

Pro Forma Results

The following table provides pro forma results of operations as if the merger between ZaZa and Toreador had been completed at the beginning of each period presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenues	$10,966	$20,074	$21,583	$31,512
Net income (loss)	$(49,463)	$3,092	$(168,133)	$(999)
Basic and diluted earnings per share	$(0.49)	$0.04	$(1.78)	$(0.01)

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”), the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and six months ended June 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. As of June 30, 2012 and 2011, production from the Neocomian Complex and Charmottes fields oil fields represented a majority of Toreador’s total revenue and substantially all of Toreador’s sales and other operating revenue.

NOTE 2 — AGREEMENTS WITH HESS CORPORATION

ZaZa LLC

In April 2010, ZaZa LLC entered into an agreement with Hess Corporation (“Hess”) in which ZaZa LLC was to identify certain geographical areas in the Eagle Ford Shale trend that were available for leasing and subsequently conduct exploration and production activities thereon. Hess was to pay all acquisition costs including ZaZa LLC’s interest until production up to $500 million. As of June 30, 2012, approximately $366 million in leases had been acquired pursuant to this agreement. After production, Hess was to retain a 90% working interest and ZaZa LLC, the operator, a 10% working interest. Hess also was to pay ZaZa LLC a 10% cash bonus per net acre for each lease purchased. The 10% cash bonus was recognized as revenue after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

In connection with the Exploration and Development Agreement (“EDA”), Hess periodically advanced non-interest bearing funds to ZaZa LLC to fund lease acquisitions, exploration and development activities, and reimbursed ZaZa LLC for certain general and administrative expenses incurred in performing these activities. The funds received related to lease acquisitions were deemed restricted as to use pursuant to the EDA until the lease was acquired. Hess also approved all exploration and development activities based on the underlying approved authorization for expenditures (“AFE”) and advanced funds to ZaZa LLC for such activities, usually 30 days in advance of actual expenditures being incurred. The funds, once received, were commingled with ZaZa LLC’s own cash and were not restricted as to use. The amounts received by ZaZa LLC for lease acquisitions and exploration and development activities in excess of the amounts incurred to date were recorded as advances from joint interest owner in the accompanying consolidated balance sheets. Given the nature of the EDA arrangement to ZaZa LLC’s overall business activities, the cash flows from each of the above activities have been presented as operating cash flows in the accompanying statements of cash flows.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Toreador

On May 10, 2010, Toreador Energy France S.A.S, (“TEF”), a company organized under the laws of France and an indirect subsidiary of the Company, entered into the Hess Investment Agreement (“the Investment Agreement”) Hess Oil France S.A.S., a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess became a 50% holder of TEF’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess was required to make a $15 million upfront payment to TEF, (2) Hess had the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

The Ministère de l’Ecologie, de l’Energie, du Développement Durable et de la Mer (Ministry of Ecology, Energy, Sustainable Development and the Sea) in France granted first-stage approval on June 25, 2010. An application for the grant to Hess of title (together with TEF) on each of the pending exploration permits in the Paris Basin was also filed with the French Government.

Under the terms of the Investment Agreement, Phase 1 of the Work Program was expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells (“Phase 1”).  If Hess did not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval, Hess was required to promptly transfer back to TEF the transfer working interests.  In light of the political situation in France and our voluntary agreement with the French government to delay drilling in our permits, TEF entered into an Amendment Agreement to the Investment Agreement that extended the deadline to complete Phase 1 by 18 months for a total of 48 months after receipt of government approval.

Under the terms of the Investment Agreement, if Hess spent $50 million in Phase 1, Hess would have had the option to proceed to Phase 2 of the Work Program. If Hess elected not to proceed to Phase 2 of the Work Program, Hess was required to promptly transfer back to TEF a percentage of the transfer working interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1.

Under the terms of the Investment Agreement, if Hess elected to proceed, Phase 2 of the Work Program was expected to consist of appraisal and development activities, depending on the results of the work in Phase 1. If Hess did not spend $70 million (less money spent by Hess in fulfillment of the Work Program in excess of $50 million in Phase 1) in fulfillment of the Work Program within 36 months (“Phase 2”), Hess was required to promptly transfer back to TEF a percentage of the transfer working interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1. Following Phase 2, TEF and Hess were to bear the costs of subsequent exploration, appraisal and development activities in accordance with individual participation agreements governing the joint operations on each Permit.

Under the terms of the Investment Agreement, Hess agreed to pay TEF: (x) a success fee based on proved developed oil reserves (as defined by Rule 4-10(a) of Regulation S-X), up to a maximum of $80 million and (y) a success fee if oil production exceeded an agreed threshold, up to a maximum of $50 million, each of which was subject to reduction under certain circumstances.

Under the terms of the Investment Agreement, TEF and Hess designated an area of mutual interest within the Paris Basin (the “AMI”). If either party acquired or applied for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions.

Under the terms of the Investment Agreement, TEF was entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits.  There was no activity under this agreement in the three and six months ended June 30, 2012.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Termination of the Agreements with Hess

Rationale for Hess Joint Venture Dissolution

Based on public communications from Hess, it became obvious that Hess and ZaZa had different understandings about Hess’s obligations under the EDAs relating to our joint venture.  Correspondence and communications between the parties relating to the disagreements between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets.  These disagreements included overhead allocations and reimbursements, timing of the delivery of lease assignments and net acreage shortfalls (some of which disagreements are the subject of our claim against FLMK/Emerald Leasing discussed in “Note 11 - Commitments and Contingencies”), timing and amounts of payments, drilling obligations and drilling schedules, obligations to transfer undrilled acreage to ZaZa prior to lease expiration, and the interpretation of the other rights and obligations of the parties.  Accordingly, the parties entered into a Heads of Agreement on June 8, 2012 outlining the terms of a division of assets to dissolve the joint venture, and the parties entered into definitive agreements regarding such division of assets and dissolution of the joint venture on July 25, 2012.

The EDAs for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited the Investment Agreement (subject to French regulatory approval), which had stalled due to French governmental regulations. This will result in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received $69 million in cash.

Hess Joint Venture Dissolution Agreement

In order to resolve our disagreements with Hess relating to our joint venture, on June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France S.A.S. (formerly known as Toreador Energy France S.A.S.)(“ZEF”), Hess and Hess Oil France S.A.S. (“Hess France”) entered into a Heads of Agreement (“HoA”), that provided for the termination of the ongoing obligations of the parties under the EDAs and the agreements between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain agreement dated July 21, 2011 with Vermillion REP, S.A.S., (the “French Agreements”), and the division of the assets covered by the EDAs and the French Agreements.

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC had the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, if the Exploration and Development Agreement was still in effect, by paying Hess $15 million.  The Company did not have basis in the property.  Given the uncertainty surrounding the EDA, the proceeds received have been recognized as a deferred gain in the accompanying financial statements, which is contingent on the signing of definative documentation.  The gain will be recognized in the third quarter in connection with the termination of the EDA.

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

•                  The right to receive five percent of any net sales proceeds in excess of $1 billion and ten percent of any net sales proceeds in excess of $1.2 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013; and

•                  A five percent overriding royalty interest (“ORRI”) in certain of Hess’s exploration licenses in the Paris Basin capped at $130 million.

As a result of consummation of the transactions set forth in the Hess Settlement Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Subject to governmental approvals, ZaZa will also transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement between Hess France and ZEF and retain a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

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

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

Pursuant to the Hess Agreements, Hess has assigned to ZaZa certain claims that the joint venture had against various leasing contractors and brokers who had been paid for acreage but had neither delivered the acreage nor refunded the payments.  Hess is entitled to 50% of any cash proceeds received by ZaZa in its prosecution of these claims, however, ZaZa is entitled to all of the acreage delivered in kind by the leasing contractors/brokers. ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.

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

In addition, on July 25, 2012, ZaZa entered into a Waiver and Amendment No. 2 (“Amendment No. 2”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”).  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Secured Notes to the transactions contemplated by the Hess Agreements, and provides the following:

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

•                  A limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

•                  A requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company which has been satisfied by our engaging Jefferies & Company, Inc. as our financial advisor.

In addition, immediately following the closing of the transactions contemplated by the Hess Agreement, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 3 — GOING CONCERN

Our independent registered public accounting firm issued their report dated June 14, 2012, in connection with the audit of our financial statements for the year ended December 31, 2011 and 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our disagreement with our joint venture partner and overall impact on our liquidity. We believe that the uncertainties giving rise to this going concern qualification were substantially resolved upon finalization of the termination of our joint venture with Hess.  However, our independent registered public accounting firm will provide a new opinion based on facts and circumstances at December 31, 2012 for the year then ended.

We had $34.5 million of cash and equivalents at August 1, 2012 after giving effect to the receipt of approximately $69 million in cash proceeds from Hess on July 25, 2012 as part of the Hess settlement and the reduction in the outstanding balance of the Senior Secured Notes to $67 million using a portion of the cash proceeds, and funding overhead, opex and capex.

Management anticipates capital expenditure of approximately $18.7 million in the aggregate for the third and fourth quarters of 2012.  For the remainder of 2012, our capital expenditures will be used to drill an exploration well in the Eaglebine and three wells in Moulton, and fund lease extensions and options in the Eaglebine and Eagle Ford.

We anticipate that our activities for the remainder of 2012 will result in a positive working capital of $1 million to $4 million at December 31, 2012.  This analysis reflects management’s best estimates and is dependent on a variety of factors outside our control, including litigation, production forecasts for new and existing wells and commodity prices.  We believe that we will be able to provide tax shelter for substantially all of the $85 million consideration received from Hess through use of our current year losses.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital, joint venture partnerships and possible asset divestitures to finance additional drilling operations in the Eaglebine and or Eagle Ford.  The Company has engaged Jefferies & Company, Inc. as its financial advisor to assist in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate all strategic opportunities available to the Company, including asset and corporate transactions and financing arrangements. However, there is no assurance that the Company will secure a joint venture partner or partners.  Absent additional sources of financing or the securing of a joint venture partner, we will have to substantially reduce our expenditures in 2013.

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

Revenue Recognition

The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. As of June 30, 2012 and December 31, 2011, substantially all of our oil and gas production had been marketed by Hess and TOTAL. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Asset retirement obligations at January 1	$309	$—
Obligations assumed in the Combination	4,513	—
Obligations incurred	111	64
Accretion expense	357	—

Foreign currency exchange (gain)	(240)	—
Asset retirement obligations at the end of the period	$5,050	$64

Furniture and fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs. At June 30, 2012 debt issuance costs were $4.5 million with accumulated amortization of $224 thousand. The costs are being amortized over 5 years.

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

Management also periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future. Based on this assessment, we recorded a full valuation on our deferred tax benefits associated with the net operating losses on Toreador. We have no uncertain tax positions.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Earnings (loss) Per Common Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the periods plus the assumed issuance of common shares for all potentially dilutive securities (see Note 6). The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and six months ended June 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense, generally on a straight line basis over the vesting period of the award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Awards subject to vesting requirements for non-employees will be fair valued each reporting period, final fair value being determined at the vesting date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Each of the three ZaZa managing partners has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

•                  Each leasehold estate located within the boundaries of the “area of mutual interest” map that was attached to the Exploration and Development Agreement between ZaZa and Hess (the “EDA”) that has been or may be acquired by ZaZa prior to April 2016 including the Eagle Ford shale trend and the Eaglebine trend; and

•                  Each leasehold estate located within the boundaries of an “expansion area” covering certain counties in Alabama, Florida, Louisiana and Mississippi that may be acquired by ZaZa prior to April 2016, unless a longer period of time is stated in any area of mutual interest agreement that may be entered into between ZaZa and a third party.

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

Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation is based on the fulfillment of certain performance metrics and the occurrence of a “Company liquidity event,” defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa.  For the six months ended June 30, 2012, ZaZa paid $17.5 million in discretionary bonuses and incentive compensation.

ZaZa has no full time employees, but has entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provides ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel in March 2011. Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM. ZaZa reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. For the three months ended June 30, 2012 and 2011, ZaZa paid SPM $2 million (including $16 thousand in management fees) and $1.4 million (including $15 thousand in management fees), respectively, under this agreement. For the six months ended June 30, 2012 and 2011, ZaZa paid SPM $15.4 million (including $31 thousand in management fees) and $1.4 million (including $20 thousand in management fees), respectively, under this agreement.  At June 30, 2012 and December 31, 2011, ZaZa had a receivable from SPM for $66 thousand and $84 thousand, respectively, related to an estimation of period end payroll.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa is charged for the pilots’ time, hanger fees and fuel. In addition, at December 31, 2011 and June 30, 2012, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short term working capital loan that bears no interest.

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador Resources Corporation and ZaZa LLC, the three former members of ZaZa LLC, Todd A. Brooks, Gaston L. Kearby, and John E. Hearn Jr. (together, the “ZaZa Founders”), each determined to transfer to certain service providers approximately 1.7 million shares of restricted common

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders.  Because such transfers are expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company has agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

On September 11, 2012, the Company entered into separate Reimbursement Agreements with each of Blackstone Oil & Gas, LLC (“Blackstone”), Omega Energy Corp. (“Omega”), and Lara Energy, Inc. (“Lara”) (together, the “Reimbursement Agreements”).  Blackstone, Omega, and Lara are respectively controlled by Todd A. Brooks, who serves as the Company’s President and Chief Executive Officer and also as a Director, Gaston L. Kearby, who is the former Executive Director-Operations and currently serves as a Director of the Company, and John E. Hearn Jr., who serves as the Chief Operating Officer and a Director of the Company.  Pursuant to the Reimbursement Agreements, the Company will reimburse each of Blackstone, Lara, and Omega for the value of the tax benefit(s) received by the Company due to the transfers of Restricted Stock within thirty (30) days of such time(s) when the Company is able to make use of the expense(s) relating thereto to reduce its federal income tax withholding or payments (the “Reimbursements”).  If Blackstone, Lara, and Omega together cease to control a majority of the common stock of the Company prior to the time that the Company is able to make use of any or all of such expenses to reduce its federal income tax withholding or payments, then the Company will pay to each of Blackstone, Lara, and Omega an amount equal to thirty-five percent (35%) of the value of the shares of the Restricted Stock (determined at the time of vesting) transferred by each such grantor.

The Company estimates that the Reimbursements could be as much as $2.5 million for each of Blackstone, Lara, and Omega.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the Company.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

Assignment of Stadium Suite Lease

On September 28, 2011, ZaZa LLC entered into that certain Reliant Stadium Suite Lease Agreement (the “Original Suite Lease”) with Houston NFL Holdings, L.P. (the “Landlord”), whereby ZaZa LLC leased a luxury suite at Reliant Stadium for Houston Texans professional football games and certain other events.  On February 23, 2012, ZaZa LLC entered into that certain Houston Texans Reliant Stadium Suite Lease Agreement (the “Amended Suite Lease”) with Landlord, which amended and restated the Original Suite Lease.  In order to reduce overhead costs, the Company’s Board of Directors has approved the assignment and assumption of the Amended Suite Lease, and, subject to Landlord approval, ZaZa LLC will assign the Amended Suite Lease to Blackstone Oil & Gas, LLC (“Blackstone”), and Blackstone will agree to assume from ZaZa LLC, ZaZa LLC’s obligations under the Amended Suite Lease.  Todd A. Brooks, President and Chief Executive Officer of the Company, holds all outstanding equity interests in Blackstone and is its President.  The Landlord has not yet consented to such assignment and assumption, but is expected to do so.  To the extent the assignment and assumption are approved by the Landlord, and the Amended Suite Lease is assigned to Blackstone and then subsequently assigned by Blackstone to a third party for a profit, Blackstone will reimburse the Company for the value of the benefit, if any, which it receives.  The term of the Amended Suite Lease commenced at the start of the 2012 National Football League (“NFL”) season and will terminate at the conclusion of the 2018 NFL season.  The base rate (including additional rent) of rent for the Amended Suite Lease is $248,000 for the first year of the term, and thereafter is subject to increases of up to five percent (5%) per year in each subsequent year.  Blackstone previously paid for the first year’s rent for and on behalf of ZaZa LLC, for which Blackstone will not be reimbursed.  The additional rent payments for the remaining six years of the Amended Suite Lease will total no less than $1,488,000.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 6 — STOCK-BASED COMPENSATION

We currently have 7.0 million shares authorized for issuance under the ZaZa Long Term Incentive Plan (the “Plan”) adopted in March 2012.  As of June 30, 2012, approximately 6.6 million shares were available for future grants under the Plan.  Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  To date only restricted stock awards have been granted under the Plan.

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense, generally on straight line basis over the vesting period as defined in the individual grant agreement.  Compensation cost is recognized based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Officers, directors and key employees may be granted restricted stock awards (“RSA”) under the Plan, which is an award of common stock with no exercise price.  RSAs are subject to cliff or graded vesting, generally ranging over a three to five year period. We determine the fair value of restricted stock awards based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting period and is net of forfeitures.

In addition, our financing agreements and stockholders’ agreement permitted the significant ZaZa owners to make grants of up to 6.0 million shares of restricted stock to current and former employees, contractors and service providers of the Company.  For accounting purposes, these grants are treated as a capital contribution by the significant ZaZa owners of the shares of restricted stock to ZaZa and a subsequent grant of such shares by ZaZa to the recipients, outside of the Plan. The restricted stock subject to vesting requirements for contractors and service providers will be treated as equity awards with variable accounting.  The final fair value will be determined at the vesting date.

Stock-based compensation cost for the three and six months ended June 30, 2012 was $4.8 million.  We did not have stock-based compensation cost prior to the second quarter of 2012.

The following table presents the changes in restricted stock awards pursuant the plan and the owner grants, and related information:

	RSA Number of Shares (in thousand)	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2012	—	$—
Granted	5,417	$4.27
Vested	(1,064)	$4.28
Unvested balance at June 30, 2012	4,353	$4.27

The weighted average grant date fair value per share for awards granted in 2012 was $4.27.  As of June 30, 2012, there was $18.3 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 0.58 years.

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic income (loss) per share:
Numerator:
Net income (loss) available to common shareholders	$(49,463)	$6,343	$(167,286)	$7,512

Denominator:
Weighted average common shares outstanding	101,514	75,977	94,413	75,977

Basic income (loss) available to common shareholders per share	$(0.49)	$0.08	$(1.77)	$0.10

Diluted income (loss) per share:
Numerator:
Net loss available to common shareholders	$(49,463)	$6,343	$(167,286)	$7,512

Denominator:
Weighted average common shares outstanding	101,514	75,977	94,413	75,977

Warrants associated with long term debt	— (1)	—	— (1)	—
Diluted shares outstanding	101,514	75,977	94,413	75,977

Diluted income (loss) available to common shareholders per share	$(0.49)	$0.08	$(1.77)	$0.10

(1)         For the three and six months ended June 30, 2012, the number of shares used in the calculation of diluted loss per share did not include 19.6 million and 20.1 million, respectively, common equivalent shares from the Warrants associated with the Senior Secured Notes due to their anti-dilutive effect.

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and six months ended June 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 8 — LONG-TERM DEBT

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into the SPA with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued senior secured notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the SPA, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the SPA has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Secured Notes will increase by 0.5% per annum, beginning 181 days after the date of the SPA, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.  In addition, if, prior to the third anniversary of the date of the SPA, we authorize the issuance and sale of any equity interests in the Company, we will use our commercially reasonable efforts to offer each Purchaser an opportunity to purchase up to such Purchaser’s pro rata portion of the offered securities on the terms set forth in the SPA.

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

Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the SPA) occurs at any time prior to maturity of the Senior Secured Notes, noteholders may require us to purchase all or a portion of the Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

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

 ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock. The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding.

The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a “beneficial owner” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the “Lock-Up Agreement”), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr., in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above.  We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer any further accrued interest, as well as any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Note Amendments

Also on June 8, 2012, ZaZa entered into an amendment and waiver (“Amendment”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”). The Amendment No. 1:

•                  permitted certain intercompany loans;

•                  required the consent of the holders of a majority of the Senior Secured Notes to any amendment or termination of the Eagle Ford Agreements or the French Agreements and to dispositions of oil and gas properties (which consent was obtained in connection with the entry into the waiver and Amendment No. 2 to the SPA described below); and

•                  required certain further amendments to the SPA, which were provided for in the Waiver and Amendment No. 2 to the SPA described below; and

•                  waives all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Secured Notes.

The Amendment No.1 was subject to certain conditions, including providing December 31, 2011 annual and March 31, 2012 quarterly financial statements by August 31, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012. These conditions have been satisfied.

The parties also entered into an Amended and Restated Subordination Agreement with Todd A. Brooks, a director, President and Chief Executive Officer of the Company, John Hearn, a director and Chief Operating Officer of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Secured Notes, which conditions have now been satisfied.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HoA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

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

(c)  a limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

(d)  a requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company, which has been satisfied by our engaging Jefferies & Company, Inc. as our financial advisors, as described above.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
Revolving line of credit	$—	$5
Notes payable to members	—	3
Subordinated notes	47,330	—
Senior Secured Notes (face value of $100 million, less original discount of $33.6 million)	68,363	—
Subtotal	115,693	8
Less: current portion	—	(8)
Total long-term debt	$115,693	$—

(1)         The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method. For the three and six months ended June 30, 2012, $1.4 million and $2.0 million, respectively, was recorded in interest expense related to the discount.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

For the three and six months ended June 30 2012 and 2011, interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization loan fees of the Senior Secured Notes	$156	$—	$224	$—
Amortization original issuance discount on Senior Secured Notes	1,387	—	1,995	—
Interest expense on Senior Secured Notes	2,000	—	2,889	—
Interest expense on Subordinated Notes	946	—	1,367	—
Interest expense on revolving credit line	—	—	45	—
Interest expense on Members’ Notes	—	59	50	125
Other interest (income) expense	(209)	(12)	(307)	(23)
Interest expense at the end of the period	$4,280	$47	$6,263	$102

NOTE 9 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France. For each of the three and six months ended June 30, 2012 and 2011 all capital expenditures were in the United States.

The following tables provide the geographic operating segment data required by “ASC 280 - Segment Reporting”.

Three Months Ended June 30, 2012

	United States	France	Total
Revenues and other income	$3,116	$7,850	$10,966
Depreciation, depletion and amortization	2,664	1,662	4,326
Operating costs and expenses	15,428	44,894	60,322
Operating income (loss)	(12,312)	(37,044)	(49,356)
Interest expense	5,595	(1,315)	4,280
Income tax expense (benefit)	1,397	102	1,499

Three Months Ended June 30, 2011

	United States	France	Total
Revenues and other income	$9,722	$—	$9,722
Depreciation, depletion and amortization	159	—	159
Operating costs and expenses	3,260	—	3,260
Operating income (loss)	6,462	—	6,462
Interest expense	47	—	47
Income tax expense	72	—	72

Six Months Ended June 30, 2012

	United States	France	Total
Revenues and other income	$5,197	$11,625	$16,822
Depreciation, depletion and amortization	3,249	3,016	6,265
Operating costs and expenses	59,140	50,673	109,813
Operating income (loss)	(53,943)	(39,048)	(92,991)
Interest expense	6,965	(702)	6,263
Income tax expense	33,728	1,660	35,388

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Six Months Ended June 30, 2011

	United States	France	Total
Revenues and other income	$11,965	$—	$11,965
Depreciation, depletion and amortization	285	—	285
Operating costs and expenses	4,266	—	4,266
Operating income (loss)	7,699	—	7,699
Interest expense	102	—	102
Income tax expense	85	—	85

Total Assets

	United States	France	Total
June 30, 2012	$99,562	$102,777	$202,339

December 31, 2011	$70,006	$—	$70,006

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 10 —INCOME TAXES

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

We assumed a net deferred tax liability of $9.2 million which consisted of deferred tax assets of $35 million due to Toreador NOL’s offset by deferred tax liabilities of $44 million due to historical deferred tax liability of $17 million and $27 million due to the step up of property, at the time of the Combination. As a result of events subsequent to the merger and based on the lack of positive evidence at the consolidated level, we recorded a full allowance.

Prior to the merger, ZaZa LLC, a limited liability Company, was only subject to Texas Margin Tax, which has been determined to be an income tax, as income of the Company for federal tax purposes was reported on the tax returns of the individual partners.

The Company’s provision for income taxes consists of the following for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
U.S. Federal	$	$—	$(88)	$—
U.S. State	—	72	—	85
Foreign	102	—	283	—
Deferred:
U.S. Federal	1,397	—	35,193	—
Foreign		—		—
	$1,499	$72	$35,388	$85

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Statutory tax at 34%	$(16,308)	$—	$(44,845)	$—
Rate differences related to foreign operations	—	—	—	—
Gain/Loss on Warrants	(1,968)	—	11,023	—
Impairment of Goodwill	13,515	—	13,515	—
Adjustments to valuation allowance	6,157	—	55,601	—
Other	103	72	94	85
	$1,499	$72	$35,388	$85

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2012 is as follows:

June 30,
2012

Net operating loss carryforward — United States	$53,952
Net operating loss carryforward — Foreign	8
Restricted stock awards	1,641
Deferred tax assets	55,601
Valuation allowance	(55,601)
Net deferred tax assets	$—

Oil and gas properties	(42,920)
Deferred tax liabilities	(42,920)
Net deferred tax liabilities	$(42,920)

At June 30, 2012, the Company had the following carryforwards available to reduce future taxable income:

Jurisdiction	Expiry	Amount
United States	2020 — 2032	$158,682
Hungary	unlimited	$78

Realization of our deferred tax assets, specifically our net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

United States	$6,157	$—	$55,601	$—
Hungary	—	—	—	—
	$6,157	$—	$55,601	$—

ZaZa Energy Corporation and its subsidiaries file income tax returns in the United States and various local and foreign jurisdictions.  We are subject to income tax examinations in the United States for taxable years 2008 — 2011.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Tiway Arbitration

Toreador entered into a Share Purchase Agreement (“SPA”) between Tiway Oil BC (“Tiway”), Tiway Oil AS and the Company on September 30, 2009 for the purchase by Tiway of the entire issued share capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited (“TTL”). Tiway alleges in its request for arbitration that the Company breached representations and warranties in the SPA as to five matters:

1.Petrol Ofisi.  Tiway alleges that the Company breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges Toreador is liable for an estimated TRY 2.07 million (approximately $1.38 million), plus estimated interest of TRY 390 thousand ($260 thousand), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). The next hearing is scheduled for September 13, 2012 as the case was transferred to a new judge.

2.TPAO.  Tiway alleges that the Company breached its representations and warranties under the SPA in respect of arbitration proceedings commenced by Turkiye Petrolleri Anonim Ortakligi (“TPAO”) against TTL before the International Court of Arbitration.  Two claims were heard within the same arbitration in late 2011 relating to alleged damages and losses suffered by TPAO of approximately $3.7 million plus TRY 1,167,246 (approximately $780 thousand), plus interest (currently unquantified) in connection with certain construction efforts in the South Akcakoca Sub-Basin (“SASB”) gas project that were undertaken while TTL was the official operator of the SASB project.  The SASB project was governed by a joint operating agreement (the “JOA”) between TPAO and TTL.  In both the first and the second claims, TPAO alleges that TTL breached its obligations under the JOA. Tiway is asserting its right to indemnification as to any amounts awarded to TPAO with respect to the arbitration.

Tiway assumed the defense of this matter and its legal representatives in Turkey provided a detailed defense in which Tiway rejected each of the damages and losses alleged by the TPAO. The Company is informed the results of arbitration should be received by September 30, 2012, unless the time for delivering the award is extended by the arbitral body.

3.Momentum.  In 2006, TTL entered into an agreement with Momentum Engineering LLC (“Momentum”). The agreement was an EPIC contract relating to the SASB project. Momentum completed and delivered major installation works, leaving some work outstanding, namely the removal of several flotation tanks from the Ayazli tripod. The Settlement and Release Agreement for the works, signed by Momentum, TTL and the Company on August 13, 2008 specifically included a statement that Momentum would undertake to remove the fallen tanks by September 30, 2008; however it did not do so. In September 2009, TPAO, the current operator for the SASB project, sought the removal of the flotation tanks.  Tiway contends that since TTL had been the operator in 2006, TTL was responsible for asking Momentum to remove the tanks, failing which TPAO would arrange for an independent contractor to do so, whereupon TTL would be responsible for claiming the cost from Momentum.  In Momentum’s operation to remove the tanks in October 2009, one of the tanks fell to the seabed. Momentum stated it had no intention of removing the fallen tank and TPAO thus arranged for a third party contractor to remove the tank and invoiced $118 thousand plus VAT (estimated total amount of cost is $250 thousand) to TTL for its share of the costs in removing the tank.  Tiway alleges that the Company breached its representations and warranties under the SPA with respect to the Momentum matter and has demanded indemnification for any losses or costs suffered by it in connection with such matter.

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

In addition, Tiway seeks to recover the “significant” costs it has incurred in defending the above claims as damages under the SPA.  The Company views any liability at the levels stated in claims 1.- 4. above to be remote because such claims may be deemed withdrawn or are, in the Company’s opinion, otherwise unsupported by the provisions in the SPA.

On December 12, 2011, Tiway Oil BV (“Tiway”) commenced an arbitration against the Company by submitting a formal Request for Arbitration to the London Court of International Arbitration (“the LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  On August 9, 2012, Tiway agreed a stay of the arbitration against the Company pending the arbitrators’ award in the International Chamber of Commerce arbitration between TPAO and Tiway.

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

Lundin Indemnification

TEF executed on August 6, 2010, an indemnification and guarantee agreement (“IGA”) for a maximum aggregate amount of €50 million to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next six months.  No drilling works are expected to begin on the permit, if at all, until the second half of 2012, therefore no claims have been made or are currently anticipated under the IGA.

FLMK/Emerald Leasing Claims

ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases for which the brokers have not delivered

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. To the extent that the Company receives any cash settlement from these persons, it is required to share one-half of the cash settlement with Hess.

MRC Claims

ZaZa, LLC filed a lawsuit against McJunkin Red Man Corporation (“MRC”) on August 20, 2012 seeking declaratory relief in respect of certain invoices from MRC that ZaZa views as in excess of what it agreed to pay for production facilities related to three wells in Lavaca and Gonzalez Counties, Texas.  In response to the lawsuit, on August 24, 2012, MRC filed and did place liens (“MRC Liens”) against certain properties belonging to ZaZa, LLC in Lavaca and Gonzalez Counties, Texas.  Following the filing of the MRC Liens, ZaZa, LLC amended its petition to include declaratory relief in respect of the MRC Liens, which ZaZa views as invalid, and filed its second amended petition on September 6, 2012.  ZaZa has not received MRC’s answer.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (90,000 net acres). Under the terms of the transaction, ZaZa LLC: obtained a 75% working interest in the acquired acreage; was designated as operator; committed to drill one well (estimated cost between $8-10 million); was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 12 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at June 30, 2012 and December 31, 2011, due to the short-term nature or maturity of the instruments.

The warrants and debt were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3inputs. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $2 million decrease in the notes and $2 million increase in the warrants.  An increase the credit spread by 500 basis points results in $16 million decrease in value on the notes and a $3 million increase in the warrants.  On June 30, 2012 the fair value of the warrants was $66.1 million.  On June 30, 2012, the Senior Secured Notes, which had a book value of $68.4 million, and had a fair market value of approximately $91.6 million.

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

Goodwill — We account for goodwill in accordance with “ASC 350 - Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using a discounted cash flow method. We perform our annual impairment test during the month of December. Because of the decline in oil forward pricing at June 30, 2012, goodwill was tested at June 30, 2012 and an impairment loss of $39.7 million was recorded.  After the recognition of the loss, no value in goodwill remains.

The following table summarizes the valuation of our liabilities measured on a recurring basis at levels of fair value:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total

As June 30, 2012:
Warrants	—	—	$66,053	$66,053
Total	$—	$—	$66,053	$66,053

We did not have any liabilities subject to fair value measurement prior to 2012.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

June 30,
2012
Balance at beginning of period	$—
Issuance of warrants at February 21, 2012	(33,632)
Unrealized gains (loss) included in earnings	(32,421)
Balance at end of period	$(66,053)

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

NOTE 13 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three and six months ended June 30, 2012 and 2011, there were no impairment charges.

NOTE 14 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

As of June 30, 2012 and December 31, 2011, the employee retirement obligations amounted to $250 thousand and $0, respectively, and are included in Long Term Accrued Liabilities. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries. Pension benefits, which only consist in retirement indemnities, exist only for the Company’s French subsidiaries.

NOTE 15 — SUBSEQUENT EVENTS

On June 8, 2012, ZaZa, ZaZa LLC, ZEF, Hess and Hess France entered into the HoA, that provides for the termination of the ongoing obligations of the parties under the EDAs and the “French Agreements” between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermillion REP, S.A.S., and the division of the assets covered by the EDAs and the French Agreements. Definitive documentation was completed and executed on July 25, 2012. Refer to Note 2 for further information.

On July 30, 2012, the Company entered into a separation agreement and general release (the “Separation Agreement”) with Craig McKenzie, in connection with his resignation, effective August 1, 2012, as Chief Executive Officer and director of the Company. In connection with his separation, the Company agreed to provide Mr. McKenzie the following benefits:

• A lump sum payment of $550,000;

• One month of continuing salary benefits;

• One year of continuing medical benefits;

• Payment of accrued expenses and salary;

• Up to $15,000 of relocation expenses;

• Up to $3,000 of tax preparation expenses; and

• Continued use of the Company’s corporate apartment through October 31, 2012.

In addition, in connection with Mr. McKenzie’s execution of the Separation Agreement, the three controlling stockholders of the Company, Blackstone Oil & Gas, LLC, Omega Energy, LLC and Lara Energy Inc., which are each owned by Todd Alan Brooks, an existing director and executive officer, Gaston L. Kearby, an existing director and John E. Hearn, Jr. an existing director and executive officer, agreed to grant Mr. McKenzie a net total of 281,250 shares of Common Stock of the Company, pro-rata from the controlling stockholders’ holdings. Mr. McKenzie was also required to join the Company’s stockholders agreement.

The Company evaluated its June 30, 2012 financial statements for subsequent events. Other than noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on June 15, 2012.

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

•                  currency fluctuation risk;

•                  political, legal and economic risks associated with having international operations;

•                  possible title impairments to our properties;

•                  our ability to obtain equipment and personnel;

•                  reserves estimates turning out to be inaccurate;

•                  our ability to replace oil reserves;

•                  the loss of the current purchaser of our oil production;

•                  our ability to market and transport our production;

•                  our ability to compete in a highly competitive oil industry;

•                  the loss of senior management or key employees;

•                  assessing and integrating acquisitions;

•                  hurricanes, natural disasters or terrorist activities;

•                  change in legal rules applicable to our activities or permits and concessions;

•                  extensive regulation, including environmental regulation, to which we are subject;

•                  declines in prices for crude oil; and

•                  our ability to execute our business strategy and be profitable.

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

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described below.  We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer any further accrued interest, as well as any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013.

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

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. As of June 30, 2012 and 2011, production from the Neocomian Complex and Charmottes fields oil fields represented a majority of Toreador’s total revenue and substantially all of Toreador’s sales and other operating revenue.

Recent Developments

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (90,000 net acres). Under the terms of the transaction ZaZa LLC: obtained a 75% working interest in the acquired acreage; was designated operator; committed to drill one well (estimated cost between $8-10 million); was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range.

Rationale for Hess Joint Venture Dissolution

Based on public communications from Hess, it became obvious that Hess and ZaZa had different understandings about Hess’s obligations under the EDAs relating to our joint venture.  Correspondence and communications between the parties relating to the disagreements between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets.  These disagreements included overhead allocations and reimbursements, timing of the delivery of lease assignments and net acreage shortfalls (some of which disagreements are the subject of our claim against FLMK/Emerald Leasing discussed in “Note 11 - Commitments and Contingencies”), timing and amounts of payments, drilling obligations and drilling schedules, obligations to transfer undrilled acreage to ZaZa prior to lease expiration, and the interpretation of the other rights and obligations of the parties.  Accordingly, the parties entered into a Heads of Agreement on June 8, 2012 outlining the terms of a division of assets to dissolve the joint venture, and the parties entered into definitive agreements regarding such division of assets and dissolution of the joint venture on July 25, 2012.

The EDAs for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, the ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited the Investment Agreement (subject to French regulatory approval), which had also stalled due to French governmental regulations. This will result in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received $69 million in cash.

This exit from the EDAs and the Investment Agreement will allow ZaZa to exploit the value of its operational team and expertise, and allow ZaZa to refocus its operational efforts in two of the fastest growing unconventional shale plays in the US, the Eagle Ford and Eaglebine, while maintaining the Company’s base operations and oil production in the Paris Basin.

Hess Joint Venture Dissolution Agreement

In order to resolve our disagreements with Hess relating to our joint venture, on June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France S.A.S. (formerly known as Toreador Energy France S.A.S.)(“ZEF”), Hess and Hess Oil France S.A.S. (“Hess France”) entered into a Heads of Agreement (“HoA”), that provided for the termination of the ongoing obligations of the parties under the EDAs and the agreements between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain agreement dated July 21, 2011 with Vermillion REP, S.A.S., (the “French Agreements”), and the division of the assets covered by the EDAs and the French Agreements.

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC had the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, if the Exploration and Development Agreement was still in effect, by paying Hess $15 million.  The Company did not have basis in the property.  Given the uncertainty surrounding the EDA, the proceeds received have been recognized as a deferred gain in the accompanying financial statements, which is contingent on the signing of definitive documentation.  The gain will be recognized in the third quarter in connection with the termination of the EDA.

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

•                  The right to receive five percent of any net sales proceeds in excess of $1 billion and ten percent of any net sales proceeds in excess of $1.2 billion if Hess sells any of its retained working interest in the Cotulla Prospect Area by May 1, 2013; and

•                  A five percent overriding royalty interest (“ORRI”) in certain of Hess’s exploration licenses in the Paris Basin capped at $130 million.

As a result of consummation of the transactions set forth in the Hess Settlement Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Subject to governmental approvals, ZaZa will also transfer its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement between Hess France and ZEF and retain a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

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

Pursuant to the Hess Agreements, Hess has assigned to ZaZa certain claims that the joint venture had against various leasing contractors and brokers who had been paid for acreage but had neither delivered the acreage nor refunded the payments.  Hess is entitled to 50% of any cash proceeds received by ZaZa in its prosecution of these claims, however, ZaZa is entitled to all of the acreage delivered in kind by the leasing contractors/brokers. ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.

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

In addition, on July 25, 2012, ZaZa entered into a Waiver and Amendment No. 2 (“Amendment No. 2”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”).  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Secured Notes to the transactions contemplated by the Hess Agreements, and provides the following:

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

•                  A limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

•                  A requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company which has been satisfied by our engaging Jefferies & Company, Inc. as our financial advisor.

In addition, immediately following the closing of the transactions contemplated by the Hess Agreement, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.

Note Amendments

Also on June 8, 2012, ZaZa entered into an amendment and waiver (“Amendment”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”). The Amendment No. 1:

•                  permitted certain intercompany loans;

•                  required the consent of the holders of a majority of the Senior Secured Notes to any amendment or termination of the Eagle Ford Agreements or the French Agreements and to dispositions of oil and gas properties (which consent was obtained in connection with the entry into the waiver and Amendment No. 2 to the SPA described below); and

•                  required certain further amendments to the SPA, which were provided for in the Waiver and Amendment No. 2 to the SPA described below; and

•                  waives all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Secured Notes.

The Amendment No.1 was subject to certain conditions, including providing December 31, 2011 annual and March 31, 2012 quarterly financial statements by August 31, 2012 and finalizing and executing definitive documentation related to the HoA by July 31, 2012. These conditions have been satisfied.

The parties also entered into an Amended and Restated Subordination Agreement with Todd A. Brooks, a director and President and Chief Executive Officer of the Company, John Hearn, a director and Chief Operating Officer of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Secured Notes, which conditions have now been satisfied.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HoA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

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

(c)  a limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

(d)  a requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate other strategic opportunities available to the Company, which has been satisfied by our engaging Jefferies & Company, Inc. as our financial advisors.

Financial Summary

For the six months ended June 30, 2012:

•                  Revenues and other income from continuing operations were $16.8 million.

•                  Operating costs from continuing operations were $109.8 million.

•                  Net loss available to common shareholders was $167.3 million.

•                  Production was 172 MBOE.

At June 30, 2012, we had:

•                  Cash, cash equivalents and restricted cash of $8.6 million.

•                  Current ratio (current assets/current liabilities) of 0.63 to 1.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.

The discussion below relates to our corporate activities and oil and gas exploration and production operations in the United States and France.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Production:
Oil (Bbls):
United States	29,786	3,782	49,787	5,077
France	76,623	—	109,240	—
Total	106,409	3,782	159,027	5,077

Gas (Mcf):
United States	64,261	—	75,777	1,088
France	—	—	—	—
Total	64,261	—	75,777	1,088

BOE:
United States	40,497	3,782	62,417	5,258
France	76,623	—	109,240	—
Total	117,120	3,782	171,657	5,258

Average Price:
Oil ($/Bbl):
United States	$97.31	$94.59	$99.31	$92.71
France	$102.45	—	$106.42	—

Gas($/Mcf):
United States	$2.74	$—	$2.78	$5.24

The following table sets forth our interest in undeveloped acreage, developed acreage and productive well count as of June 30, 2012:

	Acres				Productive Wells
	Undeveloped		Developed		Gross		Net
	Gross	Net	Gross	Net	Gas	Oil	Gas	Oil
Eagle Ford:
Cotulla (1)	48,078	3,937	7,522	132	—	30	—	2.9
Moulton (2)	10,677	1,009	724	72	—	1	—	0.1
Sweet Home (3)	37,840	3,565	—	—	—	—	—	—
Hackberry (4)	23,962	2,180	1,324	132	2	—	0.2	—
Eaglebine	142,323	88,192	—	—	—	—	—	—
Other Onshore U.S.		79	2,622	79	—	6	—	0.2
Paris Basin	—	—	24,260	24,260	—	133	—	133

The following table presents our production data for the referenced geographic areas for the periods ended June 30, 2012:

	For the three months ended June 30, 2012
	Gas (Mcf)	Oil (Bbls)	Equivalent (BOE)
Eagle Ford:
Cotulla (1)	21,323	24,859	28,412
Moulton (2)	986	2,048	2,212
Sweet Home (3)	—	—	—
Hackberry (4)	41,952	2,316	9,310
Eaglebine	—	—	—
Other Onshore	—	563	563
Paris Basin	—	76,623	76,623
Total	64,261	106,409	117,120

	For the six months ended June 30, 2012
	Gas (Mcf)	Oil (Bbls)	Equivalent (BOE)
Eagle Ford:
Cotulla (1)	27,707	40,843	45,461
Moulton (2)	1,225	4,612	4,816
Sweet Home (3)	—	—	—
Hackberry (4)	46,666	3,522	11,300
Eaglebine	—	—	—
Other Onshore	179	810	840
Paris Basin	—	109,240	109,240
Total	75,777	159,027	171,657

(1)         As of June 30, 2012 we had an average working interest in the Cotulla properties of 9.75% and a net revenue interest of 7%.  We did not retain any interests in the Cotulla properties after the Hess separation, although we retained undeveloped acres.

(2)         As of June 30, 2012 we had an average working interest in the Moulton properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(3)         As of June 30, 2012 we had an average working interest in the Sweet Home properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(4)         As of June 30, 2012 we had an average working interest in the Hackberry properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended June 30, 2012 was $10.9 million, as compared to $357 thousand for the three months ended June 30, 2011. This increase is primarily due to increased production in the United States due to additional wells coming online (39 wells in 2012 versus 7 wells in 2011) and production from the French assets acquired in the Combination coupled with an overall increase in global oil prices period over period.

Oil and gas revenue for the six months ended June 30, 2012 was $16.8 million, as compared to $476 thousand for the six months ended June 30, 2011. This increase is primarily due to increased production in the United States due to additional wells coming online (see above) and production from the French assets acquired in the Combination coupled with an overall increase in global oil prices period over period.

The above table compares both volumes and prices received for oil for the three and six months ended June 30, 2012 and 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Revenue generated from the bonus paid to ZaZa under the Hess joint venture was $9.4 million and $11.5 million for three and six months ended June 30, 2011, respectively.  We did not generate any such bonus income in 2012. The bonus is based on completed lease acquisitions during the period, represents 10% of the total lease acquisition cost and is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.  We do not expect to generate any further bonus income as described in “Note 1 — Basis of Presentation, Termination of the EDAs” to the consolidated financial statements.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the three and six months ended June 30, 2012:

	Three months Ended	Six months Ended
Eagle Ford:
Cotulla (1)	797	1,180
Moulton (2)	56	243
Sweet Home	—	—
Hackberry (3)	331	723
Eaglebine	—	—
Other Onshore U.S.	28	1
Paris Basin	2,898	3,290
Total	4,110	5,437

(1)         As of June 30, 2012 we had an average working interest in the Cotulla properties of 9.75% and a net revenue interest of 7%.  We did not retain any interests in the Cotulla properties after the Hess separation.

(2)         As of June 30, 2012 we had an average working interest in the Moulton properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(3)         As of June 30, 2012 we had an average working interest in the Hackberry properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

Lease operating expense

Lease operating expense was $4.1 million, or $35.09 per BOE produced, for the three months ended June 30, 2012, as compared to $23 thousand, or $6.08 per BOE produced, for the three months ended June 30, 2011.  This increase is due to 39 wells in Texas being online as opposed to 7 in the prior period (which were producing non operated properties) and the associated production taxes and ad valorem ($169 thousand in 2012) as well as from the French assets acquired in the Combination.

Lease operating expense was $5.4 million, or $31.67 per BOE produced, for the six months ended June 30, 2012, as compared to $31 thousand, or $5.95 per BOE produced, for the six months ended June 30, 2011.  This increase is due to 39 wells in Texas being online as opposed to 7 in the prior period (which were producing non operated properties) and the associated production taxes and ad valorem ($334 thousand in 2012) as well as from the French assets acquired in the Combination.

Exploration expense

Exploration expense for the three and six months ended June 30, 2012 was $60 thousand and $103 thousand, respectively, compared to $0 for the same periods in 2011. This increase is due primarily to geological and technical studies in connection with our proof of concept project in the Paris Basin.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended June 30, 2012 was $4.3 million ($254 thousand related to furniture and fixtures) or $34.77 per BOE produced, compared to $159 thousand ($125 thousand related to furniture and fixtures) or $8.99 per BOE produced for the three months ended June 30, 2011.   Depreciation, depletion and amortization for the six months ended June 30, 2012 was $6.3 million ($504 thousand related to furniture and fixtures) or $33.56 per BOE produced, compared to $285 thousand ($213 thousand related to furniture and fixtures) or $13.70 per BOE produced for the six months ended June 30, 2011. These increases are primarily due to the step up of oil properties associated with the Combination, and the increase in Texas wells from 7 non-operated to 36 total wells.  The Texas wells incur higher depletion expense in the early months which tapers off as the well ages and the French wells have very low depletion rates.

Accretion Expense

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was $150 thousand and $357 thousand for the three and six months ended June 30, 2012, respectively, compared to $0 for the same periods in 2011.  These increases in expense is due to Texas wells coming online in late 2011 and 2012 as well as the accretion on the obligations in France.

General and administrative

General and administrative expense for the three months ended June 30, 2012 totaled $11.9 million, compared to $3.1 million for the same period in 2011. This increase is due to stock compensation expense of $4.8 million due to restricted stock granted in the second quarter of 2012 as well as increased staffing costs of $1.4 million.  The French operations also contributed $1.1 million of general and administrative costs.  Additionally, in the three months ended June 30, 2012 and 2011, G&A expense was offset by $1.1 and $2.6 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

General and administrative expense for the six months ended June 30, 2012 totaled $57.9 million, compared to $4.0 million for the same period in 2011. This increase is due to legal and advisory fees incurred in connection with the Combination of $9.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive; and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.  Also included is stock compensation expense of $4.8 million due to stock granted in the second quarter of 2012.  The French operations also contributed $11.2 million of general and administrative costs.  Additionally, in the six months ended June 30, 2012 and 2011, G&A expense was offset by $3.2 million and $4.8 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

Impairment of oil properties and goodwill

There were no impairment charges for the oil properties for the three and six months ended June 30, 2012 and 2011.  Because of the decline in oil forward pricing at June 30, 2012, goodwill was tested at June 30, 2012 and an impairment loss of $39.7 million was recorded.  After the recognition of the loss, no value in goodwill remains.

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $117 thousand and $233 thousand for the three and six months ended June 30, 2012, respectively, compared to $0 for the same periods in 2011. The increase in the foreign exchange loss is primarily a result of Toreador Energy France entering into transactions using the US dollar as opposed to their functional currency of the Euro.

Interest expense

Interest expense was $4.3 million and $6.3 million, respectively, for the three and six months ended June 30, 2012 compared to $47 thousand and $102 thousand, respectively, for the three and six months ended June 30, 2011.

The interest expense primarily relates to interest on the Senior Secured Notes and Subordinated Notes issued in February 2012. Interest expense related to the Senior Secured and subordinated notes was $2.0 million and $2.9 million, respectively, for the three and six months ended June 30, 2012 compared to $59 thousand (offset by $12 thousand interest income) and $125 thousand (offset by $23 thousand interest income), respectively, related to the member notes for the three and six months ended June 30, 2011.  Also included in interest expense for the three and six months ended June 30, 2012 are the amortization of original discount and debt issuance costs associated to the Senior Secured Notes of $1.5 million and $2.2 million, respectively.  Interest expense related to the subordinated notes was $0.9 million and $1.4 million for the three and six months ended June 30, 2012, respectively.

Gain (loss) on valuation of warrants

We recorded the change in fair value on the value of our warrants, issued in February 2012, of $5.8 million gain and $32.4 million loss for the three and six months ended June 30, 2012. The increase in the loss mainly is a result of fluctuations in our stock price.

Income tax provision

The tax provision for the three and six months ended June 30, 2012 was $1.5 million and $35.4 million, respectively. At the time of the Combination we assumed a net deferred tax liability of $9.2 million which primarily consisted of deferred tax assets of $35 million due to Toreador NOL’s offset by deferred tax liabilities of $27 million due to the step up of property and $17 million of deferred taxes on historical property. Based on the lack of positive evidence at the consolidated level, we recorded a valuation allowance of $55.6 million.  The tax provision for the three and six months ended June 30, 2011 was $72 thousand and $85 thousand, respectively, and related to Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 — Basis of Presentation”, “Note 2 — Agreement with Hess Corporation”, “Note 3 — Going Concern”, and “Note 8 — Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

We had $34.5 million of cash and equivalents at August 1, 2012 after giving effect to the receipt of approximately $69 million in cash proceeds from Hess on July 25, 2012 as part of the Hess settlement and the reduction in the outstanding balance of the Senior Secured Notes to $67 million using a portion of the cash proceeds, and funding overhead, opex and capex.

Management anticipates capital expenditure of approximately $18.7 million in the aggregate for the third and fourth quarters of 2012.  For the remainder of 2012, our capital expenditures will be used to drill an exploration well in the Eaglebine and three wells in Moulton, and fund lease extensions and options in the Eaglebine and Eagle Ford.

Our historical general and administrative costs reflect one-time items, such as legal and advisory fees incurred in connection with the Combination of $9.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive; and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.

We anticipate that our activities for the remainder of 2012 will result in a positive working capital of $1 million to $4 million at December 31, 2012.  This analysis reflects managements’ best estimates and is dependent on a variety of factors outside our control, including litigation, production forecasts for new and existing wells and commodity prices.  We believe that we will be able to provide tax shelter for substantially all of the $85 million consideration received from Hess through use of our current year losses.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital, joint venture partnerships and possible asset divestitures to finance additional drilling operations in the Eaglebine and or Eagle Ford.  The Company has engaged Jefferies & Company, Inc. as its financial advisor to assist in securing a joint venture partner or partners for its Eagle Ford and Woodbine/Eaglebine assets, as well as to evaluate all strategic opportunities available to the Company, including asset and corporate transactions and financing arrangements. However, there is no assurance that the Company will secure a joint venture partner or partners.  Absent additional sources of financing or the securing of a joint venture partner, we will have to substantially reduce our expenditures in 2013.

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued senior secured notes (the “Senior Secured Notes”) in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants was used for the (i) repayment of the outstanding convertible notes of Toreador, (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017. Subject to certain adjustments set forth in the Purchase Agreement, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. With respect to overdue interest payments or during periods in which an event of default under the Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Notes will increase by 0.5% per annum, beginning 181 days after the date of the Purchase Agreement, if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants has not been filed and declared effective by the SEC, and ending on the date such shelf registration statement is declared effective by the SEC, as well as for certain periods thereafter if the shelf registration statement is no longer effective or otherwise becomes unavailable to holders of the Warrants.  In addition, if, prior to the third anniversary of the date of the Purchase Agreement, we authorize the issuance and sale of any equity interests in the Company, we will use our commercially reasonable efforts to offer each Purchaser an opportunity to purchase up to such Purchaser’s pro rata portion of the offered securities on the terms set forth in the Purchase Agreement.

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

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and become exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and below strike price or below market price issuances. The Warrants also prohibit the payment of cash dividends for so long as the Warrants remain outstanding.

The Warrants contain limitations that prohibit, prior to obtaining the requisite approval of our stockholders pursuant to applicable laws and the rules and regulations of NASDAQ to remove such restriction, the exercise of any Warrant to the extent that such exercise would result in the number of shares of Common Stock issued pursuant to the Warrants at any given time, when combined with the aggregate number of shares of Common Stock previously issued upon conversion of the Warrants, that exceeds 19.9% of the number of shares of Common Stock issued and outstanding immediately prior to the issuance of the Warrants. In addition, until January 21, 2017, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such warrants to the extent that such receipt would result in the holder becoming a “beneficial owner” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrant using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

The Purchasers have entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have similarly entered into a lock-up agreement with us, dated February 21, 2012 (the “Lock-Up Agreement”), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above. We have not been making regular interest payments on these notes. On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer any further accrued interest, as well as any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013.

Dividends

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors, subject to certain loan covenants. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Revenue Recognition and Imbalances

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

Successful Efforts Method of Accounting for Oil and Gas Activities

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

Assets are grouped in accordance with the Extractive Industries Oil and Gas Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

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

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense over the vesting period of the award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Awards subject to vesting requirements for non-employees will be fair valued each reporting period, final fair value being determined at the vesting date.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three and six months ended June 30, 2012. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, which was filed with the SEC on June 15, 2012.

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

Our management identified an error in the calculation of certain deferred tax liabilities for the period ended March 31, 2012.  This error was corrected prior to our filing the financial statements for such period with the SEC.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Notwithstanding the correct presentation in our financial statements, our management believes that this error was a result of the failure of coordination between our personnel that calculate our tax liabilities and our personnel that prepare the financial statements.  Management is reviewing remediation steps necessary to address the material weakness and to improve our internal control over financial reporting.  We intend to correct this material weakness promptly.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Note 11— Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

The risk factors below update the risk factors previously discussed in our 2012 Annual Report on Form 10-K under the heading “Risk Factors — Risks Relating to Our Company.”

Risks Related to Our Company

Our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in their audit opinion for our December 31, 2011 financial statements.

Our audited financial statements for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated June 14, 2012, in connection with the audit of our financial statements for the year ended December 31, 2011 and December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our disagreement with our joint venture partner and overall impact on our liquidity. We believe that the uncertainties giving rise to this “going concern qualification” were substantially resolved upon finalization of the termination of our joint venture with Hess.  Nevertheless, this situation and the fact that we have received this “going concern qualification” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is possible stockholders may lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and gas reserves.

The oil and gas exploration and development industry is capital intensive. We, through our subsidiaries ZaZa LLC and Toreador, expect to continue making substantial capital expenditures in our business and operations for the purpose of exploration, development, production and acquisition of, oil and gas reserves. Historically, we financed capital expenditures in part from contributions, bonus payments and cost reimbursements by Hess. As a result of the termination of our joint venture with Hess, we will need to find additional sources of capital to carry out our activities. Our cash flow from operations and access to capital are subject to a number of variables that may or may not be within our control, including:

•the level of oil and gas we are able to produce from existing wells;

•the prices at which our oil and gas production is sold;

•the results of our development programs associated with proved and unproved reserves;

•our ability to acquire, locate and produce new economically recoverable reserves;

•global credit and securities markets; and

•the ability and willingness of lenders and investors to provide capital and the cost of that capital.

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

We need to find alternative sources of capital to fund property acquisition and drilling operations, which may not be available on favorable terms, or at all.

As part of the termination of our joint venture with Hess, Hess will no longer fund any portion of our property acquisitions or the costs associated with wells we drill. As a result, we will need to find alternative sources of capital to carry out our activities and fund the drilling of these wells, which may be on less favorable terms. The failure to identify acceptable alternative financing could prevent us from acquiring new properties in the Eagle Ford shale or elsewhere and drilling additional wells, which could materially adversely affect our operations and prospects, including potentially resulting in the reversion of certain portions of our acreage to the lessors.

If we are unable to find a joint venture partner or partners in the Eaglebine to finance acquisition and development, we may need to find alternative sources of capital, which may not be available on favorable terms, or at all.

We are currently planning to have discussions with potential joint venture partners to acquire and develop properties in the Eaglebine trend. ZaZa LLC currently holds approximately 88,000 net acres in the Eaglebine, but hopes to expand to 100,000 net acres in the aggregate over time. There can be no assurances that we will identify a joint venture partner, that such partner will provide funding on acceptable terms to develop the existing properties or acquire new properties, or that we will be able to increase our net acreage in the Eaglebine. If we cannot identify a joint venture partner, we will need to utilize cash flow from other operations or will need to find alternative sources of capital to finance operations in the Eaglebine, which may slow the acquisition and development of the Eaglebine properties and have a material adverse effect on our operations and prospects.

Joint venture agreements that we may enter into could present a number of challenges that could have a material adverse effect on our business, financial condition and results of operations.

We are seeking a joint venture partner in the Eaglebine, and we expect to seek a joint venture partner or partners for our Eagle Ford properties. Joint venture arrangements typically present financial, managerial and operational challenges, including potential disputes, liabilities or contingencies and may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•the joint venture partners may share certain approval rights over major decisions, including the acquisition of oil and gas properties;

•the joint venture partners may not pay their share of the joint venture’s obligations, potentially leaving us liable for their share of such obligations;

•the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;

•the joint venture partners may terminate the agreements under certain circumstances;

•we may incur liabilities or losses as a result of an action taken by the joint venture partners; and

•disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue any joint venture or to resolve disagreements with the joint venture partners could materially adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn negatively affect our financial condition and results of operations.

Our indebtedness and near term obligations could materially adversely affect our financial health, limit our ability to finance capital expenditures and future acquisitions and prevent us from executing our business strategy.

We have $67 million outstanding in aggregate principal under our Senior Secured Notes and we expect to incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business, because:

•a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•it may impair our ability to obtain additional financing in the future for acquisitions, capital expenditures or general corporate purposes;

•it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

In addition, the terms of our Senior Secured Notes restrict, and the terms of any future indebtedness, including any future credit facility, may restrict our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet. Under the terms of our Senior Secured Notes, we may not incur debt in excess of 3.5 times our EBITDA (earnings before interest, taxes, depreciation and amortization), except for $50 million in reserve-based lending and other permitted debt. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

Our ability to comply with restrictions and covenants, including those in our Senior Secured Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our Senior Secured Notes also contain restrictions on the operation of our business, such as limitations on the sale and acquisition of assets, limitations on restricted payments, limitations on mergers and consolidations, limitations on loans and investments, and limitations on the lines of business in which we may engage, which may limit our activities. We must obtain consent from the holders of a majority of the Senior Secured Notes for all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million. If the Senior Secured Notes have not been paid down to $35 million by their one-year anniversary (February 21, 2013), the interest rate will increase from 8% to 10% per annum. Thus, we may not be able to manage our cash flow in a manner that maximizes our business opportunities. Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Secured Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

ZaZa may not be able to maintain or renew its existing exploitation concessions or obtain new ones, which could reduce its proved reserves.

ZaZa does not hold title to its properties in France but holds exploitation concessions granted by the French government. Under French law, each exploitation concession is subject to renewal after an initial term of up to 50 years. Renewal is subject to having the requisite operational capabilities to continue operations in accordance with French regulations.

ZaZa currently holds three exploitation concessions covering two producing oil areas in the Paris Basin—the Neocomian Complex (the Chateaurenard and St. Firmin Des Bois concession) and Charmottes fields (the Charmottes concession, producing from the Dogger and Trias horizons). The production from these oil fields currently represents substantially all of ZaZa’s sales and other operating revenue. ZaZa obtained a renewal of the Chateaurenard and St. Firmin Des Bois concessions in February 2011, extending the expiration date of each to January 1, 2036. ZaZa filed a renewal application in February 2011 for the Charmottes concession, which concession expires in October 2013. ZaZa has not yet received a response as to whether its Charmottes concession will be renewed.

There can be no assurance that ZaZa will be able to renew any of its concessions when they expire or obtain additional concessions in the future. If ZaZa does not satisfy the French government that ZaZa has the financial and technical capacities necessary to operate under such concessions, such concessions may be withdrawn and/or not renewed. If ZaZa cannot renew some or all of these concessions when they expire, ZaZa will not be able to include the proved reserves associated with the concession and ZaZa will be unable to engage in production to recover reserves, which production currently represents substantially all of its revenue. Any such negative developments with respect to ZaZa’s concessions would have a material adverse effect on our ability to conduct its business.

Although ZaZa has historically reported its proved reserves assuming that the concessions will be extended in due course, the SEC may take the view that ZaZa’s ability to renew and extend its concessions past their current expiration dates is not sufficiently certain for us to include the reserves that may be produced post-expiration in our total proved reserves. Although ZaZa has previously been able to provide support to the SEC regarding the likelihood of extension, no assurance can be given that the SEC will allow us to continue to include these additional reserves in ZaZa’s proved reserves.

Our operations are subject to currency fluctuation risks.

We currently have operations involving the U.S. dollar and Euro, and we are subject to fluctuations in the value of the U.S. dollar as compared to the Euro. While our oil sales are calculated on a U.S. dollar basis, our expenditures are in Euro and we are exposed to the risk that the values of our French assets will decrease and that the amounts of our French liabilities will increase. These currency fluctuations, including the recent fluctuations, may adversely affect our results of operations. We do not currently hedge our exposure to currency fluctuations. Toreador’s operations are in France and Toreador has previously operated in other international jurisdictions, and we are subject to political, economic and legal risks and other uncertainties.

Toreador’s operations are in France and Toreador has previously operated in other international jurisdictions, including through joint venture arrangements with parties in various international jurisdictions. We are, and have been, subject to the following risks and uncertainties that can affect our international operations adversely:

•the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•taxation policies, including royalty and tax increases and retroactive tax claims;

•exchange controls, currency fluctuations and other uncertainties arising out of non-U.S. government sovereignty over international operations;

•laws and policies of the United States affecting foreign trade, taxation and investment;

•the possibility of being subjected to the exclusive jurisdiction of non-U.S. courts in connection with legal disputes and the possible inability to subject non-U.S. persons to the jurisdiction of courts in the United States; and

•the possibility of restrictions on repatriation of earnings or capital from foreign countries.

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

Our ability to use net operating loss carryforwards to offset future taxable income may be limited or such net operating loss carryforwards may expire before utilization.

As of June 30, 2012, we had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $54.0 million, which expire at various dates from fiscal year 2020 through fiscal year 2036. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use as a result of an “ownership change” may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. We are required to evaluate the likelihood of utilizing the NOLs according to a “more likely than not” standard in accordance with GAAP and, if as a result of such evaluation we determine we may not be able to meet such standard, we may be required to recognize a valuation allowance for this deferred tax asset. The recognition of a valuation allowance would reduce earnings and would also result in a corresponding reduction of stockholders’ equity. Recognition of a valuation allowance is a non-cash charge to earnings and it does not preclude us from using the NOLs to reduce future taxable income otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. The amount of taxable income in each tax year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). An “ownership change” would occur if stockholders, deemed under Section 382 to own 5% or more of our capital stock by value, increase their collective ownership of the aggregate amount of our capital stock to more than 50 percentage points over a defined period of time. In the event of certain changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited at some point in the future by the annual limitations described in Sections 382 and 383 of the Code.

We have disclosed a material weakness in our internal disclosure controls and procedures which could erode investor confidence, jeopardize our ability to obtain insurance, and limit our ability to attract qualified persons to serve at ZaZa.

As of March 31, 2012, an evaluation was conducted by ZaZa management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2012 because of a material weakness in our internal controls over financial reporting resulting from an error in the calculation of certain deferred tax liabilities for the period ended March 31, 2012. Our management believes that this error was a result of the failure of coordination between our personnel that calculate our tax liabilities and our personnel that prepare our financial statements. This evaluation is more fully described in our Quarterly Report on Form 10-Q for the period ended March 31, 2012. Failure to comply with rules regarding internal controls and procedures may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

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

Our success will depend on the results of its exploration, development and production activities. Oil and gas exploration, development and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or inaccurate or subject to varying interpretations or uncertainty. Costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, and such work stoppage may not be covered by our insurance, including:

•shortages of or delays in obtaining equipment and qualified personnel;

•pressure or irregularities in geological formations;

•equipment failures or accidents;

•the joint venture partners may not pay their share of the joint venture’s obligations, potentially leaving us liable for their share of such obligations;

•the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;

•the joint venture partners may terminate the agreements under certain circumstances;

•we may incur liabilities or losses as a result of an action taken by the joint venture partners; and

•disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and cash flows attributable to such reserves, including factors beyond our engineers’ control (or the third party preparing the reserve report). Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploration activities, engineering and geological interpretation and judgment. In addition, accurately estimating reserves in shale formations such as ours can be even more difficult than estimating reserves in more traditional hydrocarbon bearing formations given the complexities of the projected decline curves and economics of shale gas wells. Additionally, “probable” and “possible” reserve estimates are estimates of unproved reserves and may be misunderstood or seen as misleading to investors that are not experts in the oil or natural gas industry. As such, investors should not place undue reliance on these estimates. Reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of oil and gas. In addition, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.

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

Currently, ZaZa LLC’s operations are highly concentrated in the Eagle Ford shale and the Eaglebine and Toreador’s operations are highly concentrated in the Paris Basin. This concentration increases the potential impact that many of the risks stated herein may have upon our ability to perform. For example, we have greater exposure to regulatory actions impacting Texas and France, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets.

All of Toreador’s revenues are currently attributable to its properties in the Paris Basin in France. Any disruption in production, development or its ability to sell oil in France would have a material adverse effect on our results of operations and financial condition.

All of Toreador’s sales revenues are currently attributable to its properties in the Paris Basin in France. Toreador depends on third parties in France for the transportation and refining of our oil production. Any disruption in production, development or its ability to produce and sell oil in France would have a material adverse effect on our results of operations and financial condition. If production of oil in the Paris Basin were disrupted or curtailed, or in the case of labor or other disruptions affecting French refineries, transportation or other infrastructure, our cash flows and revenues would be significantly reduced.

We have historically depended on a few customers and a loss of any customer or a decrease in demand would adversely affect our business and operating results.

Our customer base is highly concentrated. Since ZaZa LLC began producing crude oil in commercial quantities in 2011, Hess has sold the crude oil produced by the joint venture to two major purchasers, Shell Oil and Superior Oil Company, pursuant to an oral agreement between Hess and ZaZa LLC. Under this oral agreement, Hess marketed all of the crude oil produced by the Hess joint venture and remitted payment to ZaZa LLC for its share of such sales, but did not provide detail of what percentage was sold to each of these producers. We will now market that crude oil on our own. We expect that revenue from a small number of customers will continue to account for a high percentage of ZaZa LLC’s revenue for the foreseeable future.

For the year ended December 31, 2011, Total accounted for all of Toreador’s revenues from oil production in France. The contract with Total in 1996 (then Elf Antar) automatically renews for one-year periods unless, notice of termination is given at least six months in advance. The loss of any of these customers or a decrease in demand, and the related impact on our future anticipated revenue, would materially and adversely affect our business, financial condition or results of operations, and there can be no assurance that we will be able to replace the business from these customers. In addition, this type of loss could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and its sales and development cycle to obtain new customers is long.

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

ZaZa LLC does not own all of the land on which its gathering and treating systems have been constructed, and ZaZa LLC is therefore subject to the possibility of increased costs to retain necessary land use. ZaZa LLC obtains the rights to construct and operate its gathering and treating systems on land owned by third parties and governmental agencies for a specific period of time. ZaZa LLC’s loss of these rights, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Our growth strategy includes acquiring oil and gas properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

•diversion of management’s attention;

•ability or impediments to conducting thorough due diligence activities;

•an increase in our expenses and working capital requirements;

•the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;

•a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity, if any, to finance acquisitions;

•a significant increase in interest expense or financial leverage if we incur additional debt to finance acquisitions;

•the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which indemnity is inadequate; and

•the incurrence of other significant charges, such as impairment of oil and gas properties, asset devaluation, or restructuring charges.

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

The availability of sources of water is crucial to conduct hydraulic fracturing. Approximately 80,000-100,000 gallons of water are necessary for drilling and completing one well in the Eagle Ford shale and in the Eaglebine. Texas is currently experiencing a severe drought that has limited the water supplies that are necessary to conduct hydraulic fracturing. We have been sourcing our water from deeper aquifers that have not yet been impacted by the drought. We can make no assurances that sufficient water resources will be available in the short or long term to carry out our current activities.

In addition, the risk factor below updates and replaces the risk factor with the same title previously discussed in our 2011 Annual Report on Form 10-K under the heading “Risk Factors - Risks Related to the Ownership of Our Common Stock”

There is a potential market overhang that could depress the value of our common stock, and future sales of our common stock could put a downward pressure on the price of our shares and could have a material adverse effect on the price of our shares.

In connection with the issuance of our Senior Secured Notes and our Warrants, we agreed to register the resale of the shares of common stock issuable upon exercise or conversion of our Warrants. In addition, we have also agreed to register the sale of shares of common stock that were sold privately by the significant ZaZa owners after the closing of the Combination. We were obligated to file a registration statement with respect to all such shares (approximately 35 million in the aggregate) within 90 days of the closing and use our commercially reasonable efforts to cause such registration statement to become effective within 180 days of the closing. We have not yet filed this registration statement, but intend to do so.  In addition, the significant ZaZa owners have made grants of approximately 5 million shares of restricted stock to certain current and former contractors and service providers of ZaZa, which we intend to register for resale, and which generally vest in December 2012.  The possibility that substantial amounts of our outstanding common stock may be sold by such holders, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future. In addition, this selling activity could decrease the level of public interest in our common stock, inhibit buying activity that might otherwise help support the market price of our common stock, and prevent possible upward price movements in our common stock.

In addition, the significant ZaZa owners have demand and piggyback registration rights pursuant to our stockholders’ agreement commencing on the six month anniversary of the closing. Pursuant to the Lock-Up agreement entered into with the holders of our Warrants, the significant ZaZa owners have significant limitations on their ability to sell any shares for five years, subject to certain exceptions. The possibility that the significant ZaZa owners could sell under those exceptions could add to the effect of such overhang.

ITEM 5.  OTHER INFORMATION

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador Resources Corporation and ZaZa LLC, the three former members of ZaZa LLC, Todd A. Brooks, Gaston L. Kearby, and John E. Hearn Jr. (together, the “ZaZa Founders”), each determined to transfer to certain service providers approximately 1.7 million shares of restricted common stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders.  Because such transfers are expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company has agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

On September 11, 2012, the Company entered into separate Reimbursement Agreements with each of Blackstone Oil & Gas, LLC (“Blackstone”), Omega Energy Corp. (“Omega”), and Lara Energy, Inc. (“Lara”) (together, the “Reimbursement Agreements”).  Blackstone, Omega, and Lara are respectively controlled by Todd A. Brooks, who serves as the Company’s President and Chief Executive Officer and also as a Director, Gaston L. Kearby, who is the former Executive Director-Operations and currently serves as a Director of the Company, and John E. Hearn Jr., who serves as the Chief Operating Officer and a Director of the Company.  Pursuant to the Reimbursement Agreements, the Company will reimburse each of Blackstone, Lara, and Omega for the value of the tax benefit(s) received by the Company due to the transfers of Restricted Stock within thirty (30) days of such time(s) when the Company is able to make use of the expense(s) relating thereto to reduce its federal income tax withholding or payments (the “Reimbursements”).  If Blackstone, Lara, and Omega together cease to control a majority of the common stock of the Company prior to the time that the Company is able to make use of any or all of such expenses to reduce its federal income tax withholding or payments, then the Company will pay to each of Blackstone, Lara, and Omega an amount equal to thirty-five percent (35%) of the value of the shares of the Restricted Stock (determined at the time of vesting) transferred by each such grantor.

The Company estimates that the Reimbursements could be as much as $2.5 millionfor each of Blackstone, Lara, and Omega.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the Company.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

Assignment of Stadium Suite Lease

On September 28, 2011, ZaZa LLC entered into that certain Reliant Stadium Suite Lease Agreement (the “Original Suite Lease”) with Houston NFL Holdings, L.P. (the “Landlord”), whereby ZaZa LLC leased a luxury suite at Reliant Stadium for Houston Texans professional football games and certain other events.  On February 23, 2012, ZaZa LLC entered into that certain Houston Texans Reliant Stadium Suite Lease Agreement (the “Amended Suite Lease”) with Landlord, which amended and restated the Original Suite Lease.  In order to reduce overhead costs, the Company’s Board of Directors has approved the assignment and assumption of the Amended Suite Lease, and, subject to Landlord approval, ZaZa LLC will assign the Amended Suite Lease to Blackstone Oil & Gas, LLC (“Blackstone”), and Blackstone will agree to assume from ZaZa LLC, ZaZa LLC’s obligations under the Amended Suite Lease.  Todd A. Brooks, President and Chief Executive Officer of the Company, holds all outstanding equity interests in Blackstone and is its President.  The Landlord has not yet consented to such assignment and assumption, but is expected to do so.  To the extent the assignment and assumption are approved by the Landlord, and the Amended Suite Lease is assigned to Blackstone and then subsequently assigned by Blackstone to a third party for a profit, Blackstone will reimburse the Company for the value of the benefit, if any, which it receives. The term of the Amended Suite Lease commenced at the start of the 2012 National Football League (“NFL”) season and will terminate at the conclusion of the 2018 NFL season.  The base rate (including additional rent) of rent for the Amended Suite Lease is $248,000 for the first year of the term, and thereafter is subject to increases of up to five percent (5%) per year in each subsequent year.  Blackstone previously paid for the first year’s rent for and on behalf of ZaZa LLC, for which Blackstone will not be reimbursed.  The additional rent payments for the remaining six years of the Amended Suite Lease will total no less than $1,488,000.

Entry into Employment Agreements

Entry into Employment Agreement with Ian H. Fay

As previously announced in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2012, Ian H. Fay, age 41, was appointed Chief Financial Officer of the Company, effective August 13, 2012.  On September 11, 2012, the Company and Mr. Fay entered into an Employment Agreement between the Company and Mr. Fay (the “Fay Employment Agreement”).

The Fay Employment Agreement has an initial term of two (2) years and will automatically renew for successive two (2) year terms.  Mr. Fay will receive an annual base salary of not less than $450,000 (the “Fay Base Salary”), as well as reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the

Company, including paid time off and coverage under the Company’s D&O insurance policy.  The Fay Base Salary may be increased from time to time if approved in writing by the Company’s Board of Directors or its Compensation Committee, and may not be decreased without Mr. Fay’s approval.  Mr. Fay will also receive customary insurance and other benefits in addition the Fay Base Salary.  Pursuant to the Fay Employment Agreement, Mr. Fay is entitled to receive an annual short term incentive payment valued at not less than 100% of the Fay Base Salary, based upon the accomplishment of certain achievement goals determined annually.  Mr. Fay is also entitled to receive a long term incentive payment valued at 200% of the Fay Base Salary, based upon the accomplishment of certain achievement goals for each fiscal year.  At the election of Mr. Fay, the long term award shall be paid in cash, common stock, or a combination thereof.  Each long term award shall vest in three equal installments on the first, second, and third anniversaries of the date upon which the Company authorizes the payment the subject long term incentive payment.  Upon the occurrence of a Change of Control, Mr. Fay shall receive: (i) a lump sum equal to three times the most recent short term incentive award, and (ii) the cash portion of any outstanding and unvested long term incentive payments payable had Mr. Fay continued his employment with the Company through the applicable vesting date. In addition, upon a Change of Control, any unvested common stock, including any common stock that comprise any past long term incentive award or any award of restricted common stock previously granted to Mr. Fay, shall immediately vest.  In addition, in connection with the entry of the parties into the Fay Employment Agreement, Mr. Fay will be granted 50,000 shares of restricted common stock and the parties will enter into an Indemnity Agreement in favor of Mr. Fay, the form of which was previously filed with the SEC as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Fay Employment Agreement may be terminated by the Company: (i) based upon the expiration of the Fay Employment Agreement, (ii) due to Mr. Fay’s death or disability, or (iii) with or without Cause (as that term is defined in the Fay Employment Agreement).  Mr. Fay may terminate the Fay Employment Agreement for Good Reason (as that term is defined in the Fay Employment Agreement).

If Mr. Fay’s employment is terminated due to his death or disability, Mr. Fay or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations (as that term is defined in the Fay Employment Agreement) which include any unpaid portion of the Fay Base Salary, unpaid expenses, and certain other benefits, (ii) the payment of any short term incentive payment due to Mr. Fay including the pro-rated portion of any short term incentive payment due to Mr. Fay during the portion of the year Mr. Fay worked for the Company prior to his termination, (iii) the payment of the cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Fay’s employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award or any award of restricted common stock previously granted to Mr. Fay, and (iv) continuation and/or payment of Mr. Fay’s and his dependants’ medical insurance premiums for eighteen (18) months following termination.  If Mr. Fay is terminated by the Company for Cause, he shall be entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If the Fay Employment Agreement expires or if Mr. Fay is terminated without Cause, he shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment of any short term incentive payment due to Mr. Fay including the pro-rated portion of the fiscal year Mr. Fay worked prior to his termination, (iii) the payment of any cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Fay’s employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award or any award of restricted common stock previously granted to Mr. Fay, (iv) continued payment of the Fay Base Salary and target short term incentive awards for 24 months after Mr. Fay is terminated (the “Severance Term” as that term is more fully defined in the Fay Employment Agreement), (v) continued payment of medical benefits during the Severance Term (subject to termination upon Mr. Fay becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Fay to elect continuation coverage under COBRA), and (vi) reimbursement of outplacement fees not to exceed $20,000, payable for twelve (12) months following termination.  If Mr. Fay terminates his employment for Good Reason, the Company shall be obligated to provide the same payments as set forth above if the Company had terminated Mr. Fay without Cause.  If Mr. Fay terminates his employment without Good Reason, Mr. Fay is entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If Mr. Fay’s employment is terminated within one (1) year following a Change of Control because of the expiration of the Fay Employment Agreement, by the Company without Cause, or by Employee with or without Good Reason, Mr. Fay shall be entitled to receive (in lieu of benefits otherwise payable upon such events): (i) the Accrued Obligations, (ii) a lump sum cash payment equal to two times the Fay Base Salary, and (iii) the continuation of Company health benefits for twenty-four (24) months following the termination of Mr. Fay’s employment (subject to termination upon Mr. Fay becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Fay to elect continuation coverage under COBRA).  All payments made to Mr. Fay as a result of the termination of his employment with the Company shall be delayed for such period of time as is necessary to meet the requirements of Section 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986, as amended.

The Fay Employment Agreement also contains certain confidentiality, non-competition, and non-interference covenants, which are subject to certain exceptions.

The foregoing description of the Fay Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Fay Employment Agreement attached hereto as Exhibit 10.13 and incorporated by reference herein.

Entry into Employment Agreement with John E. Hearn, Jr.

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2012, John E. Hearn, Jr. was appointed Chief Operating Officer of the Company, effective August 13, 2012.  On September 11, 2012, the Company and Mr. Hearn entered into an Employment Agreement between the Company and Mr. Hearn (the “Hearn Employment Agreement”).

The Hearn Employment Agreement has an initial term of two (2) years and will automatically renew for successive two (2) year terms.  Mr. Hearn will receive an annual base salary of not less than $500,000 (the “Hearn Base Salary”), as well as reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the Company, including paid time off and coverage under the Company’s D&O insurance policy.  In addition, Mr. Hearn shall continue to be a party to that certain Indemnity Agreement, dated June 12, 2012, between Mr. Hearn and the Company, the form of which was previously filed with the SEC as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Hearn Base Salary may be increased from time to time if approved in writing by the Company’s Board of Directors or its Compensation Committee, and may not be decreased without Mr. Hearn’s approval.  Mr. Hearn will also receive customary insurance and other benefits in addition the Hearn Base Salary.  Pursuant to the Hearn Employment Agreement, Mr. Hearn is entitled to receive an annual short term incentive payment valued at not less than 100% of the Hearn Base Salary, based upon the accomplishment of certain achievement goals determined annually.  Mr. Hearn is also entitled to receive a long term incentive payment valued at 200% of the Hearn Base Salary, based upon the accomplishment of certain achievement goals for each fiscal year.  At the election of Mr. Hearn, the long term award shall be paid in cash, common stock, or a combination thereof, provided, however, that the portion of such long term award to be paid in common stock shall not exceed 250,000 shares of common stock.  Each long term award shall vest in three equal installments on the first, second, and third anniversaries of the date upon which the Company authorizes the payment the subject long term incentive payment.  Upon the occurrence of a Change of Control, Mr. Hearn shall receive: (i) a lump sum equal to three times the most recent short term incentive award, and (ii) the cash portion of any outstanding and unvested long term incentive payments payable had Mr. Hearn continued his employment with the Company through the applicable vesting date. In addition, upon a Change of Control, any unvested common stock, including any common stock that comprise any past long term incentive award, shall immediately vest.

The Hearn Employment Agreement may be terminated by the Company: (i) based upon the expiration of the Hearn Employment Agreement, (ii) due to Mr. Hearn’s death or disability, or (iii) with or without Cause (as that term is defined in the Hearn Employment Agreement).  Mr. Hearn may terminate the Hearn Employment Agreement for Good Reason (as that term is defined in the Hearn Employment Agreement).

If Mr. Hearn’s employment is terminated due to his death or disability, Mr. Hearn or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations (as that term is defined in the Hearn Employment Agreement) which include any unpaid portion of the Hearn Base Salary, unpaid expenses, and certain other benefits, (ii) the payment of any short term incentive payment due to Mr. Hearn including the pro-rated portion of any short term incentive payment due to Mr. Hearn during the portion of the year Mr. Hearn worked for the Company prior to his termination, (iii) the payment of the cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Hearn’s employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award previously granted to Mr. Hearn, and (iv) continuation and/or payment of Mr. Hearn’s and his dependants’ medical insurance premiums for eighteen (18) months following termination.  If Mr. Hearn is terminated by the Company for Cause, he shall be entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If the Hearn Employment Agreement expires or if Mr. Hearn is terminated without Cause, he shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment of any short term incentive payment due to Mr. Hearn including the pro-rated portion of the fiscal year Mr. Hearn worked prior to his termination, (iii) the payment of any cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Hearn’s employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award previously granted to Mr. Hearn, (iv) continued payment of the Hearn Base Salary and target short term incentive awards for 24 months after Mr. Hearn is terminated (the “Severance Term” as that term is more fully defined in the Hearn Employment Agreement), (v) continued payment of medical benefits during the Severance Term (subject to termination upon Mr. Hearn becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Hearn to elect continuation coverage under COBRA), and (vi) reimbursement of outplacement fees not to exceed $20,000, payable for twelve (12) months following termination.  If Mr. Hearn terminates his employment for Good Reason, the Company shall be obligated to provide the same payments as set forth above if the Company had terminated Mr. Hearn without Cause.  If Mr. Hearn terminates his employment without Good Reason, Mr. Hearn is entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If Mr. Hearn’s employment is terminated within one (1) year following a Change of Control because of the expiration of the Hearn

Employment Agreement, by the Company without Cause, or by Employee with or without Good Reason, Mr. Hearn shall be entitled to receive (in lieu of benefits otherwise payable upon such events): (i) the Accrued Obligations, (ii) a lump sum cash payment equal to two times the Hearn Base Salary, and (iii) the continuation of Company health benefits for twenty-four (24) months following the termination of Mr. Hearn’s employment (subject to termination upon Mr. Hearn becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Hearn to elect continuation coverage under COBRA).  All payments made to Mr. Hearn as a result of the termination of his employment with the Company shall be delayed for such period of time as is necessary to meet the requirements of Section 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986, as amended.

Mr. Hearn remains subject to that certain Non-Competition Agreement, dated August 9, 2011, between Mr. Hearn and the Company (the “Hearn Non-Competition Agreement”), the form of which was previously filed with the SEC on October 12, 2011 as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177264), except to the extent such Hearn Non-Competition Agreement is inconsistent with the terms of the Hearn Employment Agreement.

The foregoing description of the Hearn Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Hearn Employment Agreement attached hereto as Exhibit 10.14 and incorporated by reference herein.

Entry into Employment Agreement with Todd A. Brooks

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2012, Todd Alan Brooks was appointed Chief Executive Officer of the Company in addition to his duties as President, effective August 1, 2012.  On September 11, 2012, the Company and Mr. Brooks entered into an Employment Agreement between the Company and Mr. Brooks (the “Brooks Employment Agreement”).

The Brooks Employment Agreement has an initial term of two (2) years and will automatically renew for successive two (2) year terms.  Mr. Brooks will receive an annual base salary of not less than $525,000 (the “Brooks Base Salary”), as well as reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the Company, including paid time off and coverage under the Company’s D&O insurance policy.  In addition, Mr. Brooks shall continue to be a party to that certain Indemnity Agreement, dated June 12, 2012, between Mr. Brooks and the Company, the form of which was previously filed with the SEC as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Brooks Base Salary may be increased from time to time if approved in writing by the Company’s Board of Directors or its Compensation Committee, and may not be decreased without Mr. Brooks’ approval.  Mr. Brooks will also receive customary insurance and other benefits in addition the Brooks Base Salary.  Pursuant to the Brooks Employment Agreement, Mr. Brooks is entitled to receive an annual short term incentive payment valued at not less than 100% of the Brooks Base Salary, based upon the accomplishment of certain achievement goals determined annually.  Mr. Brooks is also entitled to receive a long term incentive payment valued at 200% of the Brooks Base Salary, based upon the accomplishment of certain achievement goals for each fiscal year.  At the election of Mr. Brooks, the long term award shall be paid in cash, common stock, or a combination thereof, provided, however, that the portion of such long term award to be paid in common stock shall not exceed 250,000 shares of common stock.  Each long term award shall vest in three equal installments on the first, second, and third anniversaries of the date upon which the Company authorizes the payment the subject long term incentive payment.  Upon the occurrence of a Change of Control, Mr. Brooks shall receive: (i) a lump sum equal to three times the most recent short term incentive award, and (ii) the cash portion of any outstanding and unvested long term incentive payments payable had Mr. Brooks continued his employment with the Company through the applicable vesting date. In addition, upon a Change of Control, any unvested common stock, including any common stock that comprise any past long term incentive award, shall immediately vest.

The Brooks Employment Agreement may be terminated by the Company: (i) based upon the expiration of the Brooks Employment Agreement, (ii) due to Mr. Brooks’ death or disability, or (iii) with or without Cause (as that term is defined in the Brooks Employment Agreement).  Mr. Brooks may terminate the Brooks Employment Agreement for Good Reason (as that term is defined in the Brooks Employment Agreement).

If Mr. Brooks’ employment is terminated due to his death or disability, Mr. Brooks or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations (as that term is defined in the Brooks Employment Agreement) which include any unpaid portion of the Brooks Base Salary, unpaid expenses, and certain other benefits, (ii) the payment of any short term incentive payment due to Mr. Brooks including the pro-rated portion of any short term incentive payment due to Mr. Brooks during the portion of the year Mr. Brooks worked for the Company prior to his termination, (iii) the payment of the cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Brooks’ employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award previously granted to Mr. Brooks, and (iv) continuation and/or payment of Mr. Brooks’ and his dependants’ medical insurance premiums for eighteen (18) months following termination.  If Mr. Brooks is terminated by the Company for Cause, he shall be entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If the Brooks Employment Agreement expires or if Mr. Brooks is terminated without Cause, he shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment of any short term incentive payment due to Mr. Brooks including the pro-rated portion of the fiscal year Mr. Brooks worked prior to his termination, (iii) the payment of any cash value of any outstanding, unvested long term incentive payments that would have been payable had Mr. Brooks’ employment continued through the applicable vesting date and the immediate vesting of all unvested common shares including, but not limited to, any such shares that comprise any long term incentive award previously granted to Mr. Brooks, (iv) continued payment of the Brooks Base Salary and target short term incentive awards for 24 months after Mr. Brooks is terminated (the “Severance Term” as that term is more fully defined in the Brooks Employment Agreement), (v) continued payment of medical benefits during the Severance Term (subject to termination upon Mr. Brooks becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Brooks to elect continuation coverage under COBRA), and (vi) reimbursement of outplacement fees not to exceed $20,000, payable for twelve (12) months following termination.  If Mr. Brooks terminates his employment for Good Reason, the Company shall be obligated to provide the same payments as set forth above if the Company had terminated Mr. Brooks without Cause.  If Mr. Brooks terminates his employment without Good Reason, Mr. Brooks is entitled to receive only the Accrued Obligations; any previously awarded but unvested common shares as of the date of termination shall be cancelled.  If Mr. Brooks’ employment is terminated within one (1) year following a Change of Control because of the expiration of the Brooks Employment Agreement, by the Company without Cause, or by Employee with or without Good Reason, Mr. Brooks shall be entitled to receive (in lieu of benefits otherwise payable upon such events): (i) the Accrued Obligations, (ii) a lump sum cash payment equal to two times the Brooks Base Salary, and (iii) the continuation of Company health benefits for twenty-four (24) months following the termination of Mr. Brooks’ employment (subject to termination upon Mr. Brooks becoming eligible to receive any health benefits while employed by or providing service to any other business entity during the Severance Term or the Company requiring Mr. Brooks to elect continuation coverage under COBRA).  All payments made to Mr. Brooks as a result of the termination of his employment with the Company shall be delayed for such period of time as is necessary to meet the requirements of Section 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986, as amended.

Mr. Brooks remains subject to that certain Non-Competition Agreement, dated August 9, 2011, between Mr. Brooks and the Company (the “Brooks Non-Competition Agreement”), the form of which was previously filed with the SEC on October 12, 2011 as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177264), except to the extent such Brooks Non-Competition Agreement is inconsistent with the terms of the Brooks Employment Agreement.

The foregoing description of the Brooks Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Brooks Employment Agreement attached hereto as Exhibit 10.12 and incorporated by reference herein.

Agreement to Defer Accrued Interest on the Subordinated Notes

We have not been making regular interest payments on the Subordinated Notes payable to the ZaZa LLC members and ZaZa Founders.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer any further accrued interest, as well as any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013.

Designation of Officers for Section 16 Purposes

Designation of Chief Compliance Officer S. Scott Gaille as an Officer for Section 16 Purposes

On September 5, 2012, the Company’s Board of Directors determined that S. Scott Gaille, age 42, who serves as the Company’s Chief Compliance Officer, was an officer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934. Mr. Gaille joined the Company in March 2012 as its Chief Compliance Officer. In that capacity, he has been serving as the Company’s chief legal officer responsible for providing interpretive guidance in applying applicable laws, regulations, and Company policies to specific situations, for generally overseeing the implementation and enforcement of the Company’s policies, and for overseeing the Company’s legal budget and transactional, securities, litigation and regulatory matters.

Mr. Gaille also currently serves with the Company’s consent as Managing Director and General Counsel of Sequent Asset Management, LLC, a multi-family investment firm that Gaille cofounded in July 2008, and as a Director of Brenham Oil & Gas Corp. (OTC:BRHM), a FINRA OTCBB quoted oil and gas exploration company that is currently negotiating an exploration concession in West Africa, and as an Adjunct Professor of Management at Rice University, where he teaches International Energy Development to MBA students.

Previously, Mr. Gaille was a founder and principal of Sequent Petroleum Management, LLC. Sequent Petroleum Management, LLC provides the Company with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel. Mr. Gaille was a principal of Sequent Petroleum Management until September 7, 2012, when he disposed of all of his interests in Sequent Petroleum Management. From February 2010 to September 2012, he served as President of Brenham Oil & Gas Corp., and from June 2011 to September 2012 he served as President of American International Industries, Inc., the holding company parent of Brenham Oil & Gas Corp. Mr. Gaille also served as President of West & East Africa Oil Group from August 2007 to December 2010, a Company that acquired and divested oil and gas exploration concessions in Africa. Mr. Gaille was Director - Business Development for Occidental Oil & Gas Corporation from August 2004 to August 2007.

Mr. Gaille is an attorney licensed to practice in the State of Texas and previously practiced law in the Energy Section of Vinson & Elkins LLP. He holds a Doctor of Law with High Honors from the University of Chicago and a Bachelor of Arts degree in Government with High Honors from the University of Texas at Austin, where he was elected to Phi Beta Kappa.

Appointment of Jennifer A. Frisch as Chief Accounting Officer and Designation as an Officer for Section 16 Purposes

On September 11, 2012, the Company’s Board of Directors appointed Jennifer A. Frisch, age 34, as the Company’s Chief Accounting Officer, effective immediately.  In addition, the Board of Directors determined that Ms. Frisch was an officer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

                Ms. Frisch joined the Company in February 2011 as a contract accountant and in June 2011 was hired full time as Manager of Accounting, which position she has held to date.  In that capacity, Ms. Frisch has been responsible for the preparation of the financial statements contained within the Company’s registration statements and annual and quarterly financial reports filed with the SEC, for accounting functions, including accounting policy and procedure implementation, for coordinating with the Company’s outside audit firm, for closing of monthly and quarterly financials, and for internal management reporting to the Company’s Audit Committee and Board of Directors.

Prior to joining the Company, Ms. Frisch worked at Sheridan Production Partners, a private equity firm investing through its investment funds in oil and gas producing properties, from April 2010 to February 2011 as Financial Reporting Manager, where she was responsible for internal and external reporting and for preparing financial statements for various portfolio companies.  From July 2009 to April 2010, she worked as Senior Operations Accounting Manager-Special Projects at Spark Energy, an electric and natural gas utility company, where she was responsible for the preparation of financial forecasts and for managing special projects in the energy industry.  From January 2001 to July 2009, Ms. Frisch worked as a Senior Manager at the auditing firm Deloitte & Touche, LLP, where she audited public and private companies and participated in the initial public offerings of two large oil and gas companies.

Ms. Frisch is a certified public accountant in the State of Texas and is a member of the American Institute of Certified Public Accountants and the Texas Society of Public Accountants. She is a 2000 graduate of Louisiana State University, where she received a Bachelor of Science degree in both Accounting and Economics.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Form of Deed of Trust, dated April 10, 2012, between ZaZa Energy, LLC and U.S. Bank National Association.

10.2*	Amendment, dated June 8, 2012, to Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, between ZaZa Energy Corporation and Hess Corporation.

10.3*	Amendment and Waiver, dated June 8, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto.

10.4*

Amended and Restated Subordination Agreement, dated June 8, 2012, among ZaZa Energy Corporation, the purchasers party to the Securities Purchase Agreement dated February 21, 2012, Todd A. Brooks, John E. Hearn, Jr., Gaston L. Kearby, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc.

10.5*	Texas Division of Assets Agreement, dated July 25, 2012, among ZaZa Energy Corporation, ZaZa Energy, LLC, and Hess Corporation.

10.6*	Paris Basin Purchase and Sale Agreement, dated July 25, 2012, among ZaZa Energy France S.A.S. (f/k/a Toreador Energy France S.A.S.) and Hess Oil France S.A.S.

10.7*	Waiver and Amendment No. 2, dated July 25, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto.

10.8*	Separation Agreement and General Release, dated July 30, 2012, between ZaZa Energy Corporation and Craig M. McKenzie.

10.9*	Form of Reimbursement Agreement, dated September 11, 2012, between ZaZa Energy Corporation and each of Blackstone Oil & Gas, LLC, Omega Energy Corp., and Lara Energy, Inc.

10.10*	Side Letter dated September 11, 2012 regarding the Subordinated Notes with holders thereof.

10.11	Form of Indemnity Agreement (previously filed as Exhibit 10.22 to ZaZa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.12*	Form of Employment dated September 11, 2012 Agreement between ZaZa Energy Corporation and Todd A. Brooks.

10.13*	Form of Employment dated September 11, 2012 Agreement between ZaZa Energy Corporation and Ian H. Fay.

10.14*	Form of Employment dated September 11, 2012 Agreement between ZaZa Energy Corporation and John E. Hearn, Jr..

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

September 12, 2012	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

September 12, 2012	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

September 12, 2012	/s/ Jennifer A. Frisch
Jennifer A. Frisch
Chief Accounting Officer