Form 10-Q
period 2012-09-30
ZaZa Energy Corp
filed 2012-11-13
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of October 31, 2012, there were 101,769,953 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets — September 30, 2012 and December 31, 2011..............................................................	1

	Consolidated Statements of Operations — for the three and nine months ended September 30, 2012 and 2011	3

	Consolidated Statement of Changes in Stockholders’ Equity — for the nine months ended September 30, 2012	4

	Consolidated Statements of Cash Flows — for the nine months ended September 30, 2012 and 2011...........	5

	Notes to Consolidated Financial Statements...................................................................................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...................................................................................................	51

Item 4.	Controls and Procedures............................................................................................................................................................................	51

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.........................................................................................................................................................................................	51

Item 1A.	Risk Factors....................................................................................................................................................................................................	51

Item 5.	Other Information..........................................................................................................................................................................................	53

Item 6.	Exhibits...	54

	SIGNATURES..................................................................................................................................................................................................	55

1

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,623	$10,619
Restricted cash	-	111
Accounts receivable — joint interest	2,632	37,303
Accounts receivable — revenue receivable	838	533
Accounts receivable — related party	-	164
Prepayments and other current assets	3,587	2,150
Total current assets	31,680	50,880

Property and equipment
Oil and gas properties, successful efforts method	271,888	17,410
Furniture and fixtures	3,913	2,806
Total property and equipment	275,801	20,216
Accumulated depletion, depreciation and amortization	(10,687)	(1,260)
Property and equipment, net	265,114	18,956

Goodwill	-	-
Other assets	3,232	170

Total assets	$300,026	$70,006

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$9,377	$38,209
Accounts payable — related parties	115	419
Advances from joint interest owner		112
Accrued liabilities	9,210	19,895
Revolving line of credit	-	5,000
Notes payable to members	-	3,000
Income taxes payable	4,982	123
Total current liabilities	23,684	66,758

Long-term accrued liabilities	348	-
Asset retirement obligations	4,984	309
Deferred income taxes	69,547	-
Subordinated notes	47,330	-
Senior Secured Notes, net of discount	46,752	-
Warrants associated with Senior Secured Notes	38,947	-
Total liabilities	231,592	67,067

Stockholders’ equity (deficit) (See Note 1):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero issued or outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 101,769,953 and 75,976,500 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,018	760
Additional paid-in capital	100,909	-
Accumulated (deficit) retained earnings	(31,275)	2,179
Accumulated other comprehensive income	(2,218)	-
Total stockholders’ equity (deficit)	68,434	2,939

Total liabilities and stockholders’ equity (deficit)	$300,026	$70,006

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
	(Unaudited)			(Unaudited)
	(In thousands, except per share data)			(In thousands, except per share data)
Revenues and other income:
Oil and gas revenues	$10,211	$801		$26,991	$1,277
Bonus income	-	3,560		-	15,049
Other income	196,985	-		197,027	-
Total revenues and other income	207,196	4,361		224,018	16,326
Operating costs and expenses:
Lease operating expense	3,457	596		8,894	627
Exploration expense	3,181	-		3,284	-
Depreciation, depletion and amortization	4,130	200		10,395	485
Accretion expense	54	1		411	1
Impairment of oil and gas properties	22,746	-		22,746	-
Impairment of goodwill	-	-		39,749	-
General and administrative	18,155	6,104		76,057	10,054
Total operating costs and expenses	51,723	6,901		161,536	11,167
Operating income (loss)	155,473	(2,540)		62,482	5,159
Other expense
Foreign currency exchange (gain) loss	(85)	-		138	-
Loss on extinguishment of debt	15,224	-		15,224	-
Interest expense, net	3,736	51		9,999	153
(Gain) loss on fair value of warrants	(27,106)	-		5,315	-
Total other expense	(8,231)	51		30,676	153
Income (loss) before taxes	163,704	(2,591)		31,806	5,006
Income tax provision	29,872	(29)		65,260	56
Net income (loss) available to common shareholders	$133,832	$(2,562)		$(33,454)	$4,950

Basic income (loss) available to common shareholders per share:	$1.32	$(0.03)		$(0.35)	$0.07

Diluted income (loss) available to common shareholders per share:	$1.02	$(0.03)		$(0.35)	$0.07

Weighted average shares outstanding:
Basic	101,731	75,977	(a)	96,879	75,977	(a)
Diluted	105,020	75,977	(a)	96,879	75,977	(a)

Consolidated Statement of Comprehensive Income
Net income (loss)	$133,832	$(2,562)		$(33,454)	$4,950
Foreign currency translation adjustments, net of taxes	(4,398)	-		(2,218)	-
Comprehensive income (loss)	$129,434	$(2,562)		$(35,672)	$4,950

(a)  Adjusted to reflect the February 21, 2012 Merger with Toreador Resources Corporation, giving retroactive effect for the issuance of shares to former ZaZa LLC members.  See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	deficit	Income (loss)	Equity
Balance at December 31, 2011	75,977	$760	$-	$2,179	$-	$2,939
Issuance of ZaZa Energy Corp shares	25,792	258	88,116	-	-	88,374
Net income (loss)	-	-	-	(33,454)	-	(33,454)
Stock-based compensation cost	-	-	12,793	-	-	12,793
Foreign currency translation adjustment	-	-	-	-	(2,218)	(2,218)

Balance at September 30, 2012	101,769	$1,018	$100,909	$(31,275)	$(2,218)	$68,434

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(33,454)	$4,950
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	10,395	485
Loss on disposal of furniture and fixtures	27	-
Loss on impairment of oil and gas properties	22,746	-
Accretion expense	411	1
Deferred income taxes	60,671	-
Amortization of deferred debt issuance costs and discount	3,418	-
Loss on extinguishment of debt	11,724	-
Unrealized loss on value of warrants	5,315	-
Stock-based compensation expense	12,793	-
(Gain) on the Hess transaction	(196,985)	-
Impairment of goodwill	39,749	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	111	4,986
(Increase) decrease in accounts receivable - joint interest	17,811	(25,192)
(Increase) decrease in accounts receivable - related party	164	(16)
(Increase) decrease in accounts receivable - revenue receivable	(1,474)	(199)
(Increase) decrease in prepayments and other current assets	2,111	(1,065)
(Increase) decrease in other assets	42	-
Increase (decrease) in accounts payable	(39,038)	15,791
Increase (decrease) in accounts payable - related parties	(305)	(2,873)
Increase (decrease) in advances from joint interest owner	21,595	(4,985)
Increase (decrease) in income taxes payable	3,934	(18)
Increase (decrease) in accrued liabilities	(13,125)	9,073
Net cash provided by (used in) operating activities	(71,364)	938
Cash flows from investing activities:
Cash acquired in connection with the merger	4,118	-
Proceeds from the Hess transaction	83,892	-
Additions to property and equipment	(30,232)	(6,909)
Additions to furniture and fixtures	(138)	(1,328)
Net cash used in investing activities	57,640	(8,237)

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Issuance of senior secured notes	100,000	-
Payment of senior secured notes	(33,000)	-
Payment of debt issuance costs	(4,500)	-
Payment of notes payable — members	(3,000)	-
Member withdrawals	-	(1,200)
Proceeds of notes payable — related parties	-	5,000
Payment of revolving line of credit	(5,000)	-
Payment of Toreador notes	(31,754)	-
Net cash provided by financing activities	22,746	3,800
Net increase (decrease) in cash and cash equivalents	9,022	(3,499)
Effects of foreign currency translation on cash and cash equivalents	4,982	-
Cash and cash equivalents, beginning of period	10,619	16,786
Cash and cash equivalents, end of period	$24,623	$13,287

Supplemental disclosures:
Cash paid during the period for interest	$4,714	$-
Cash paid during the period for income taxes	$112	$-

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

The accompanying consolidated balance sheets include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  For the period from February 21, 2012 to September 30, 2012 Toreador contributed $19.7 million in revenue and $62.9 million net loss. All figures presented are in thousands except per share data.

The accompanying consolidated financial statements were prepared following a reverse merger and are issued under the name of the legal parent (ZaZa Energy Corporation) (the accounting acquiree) but are a continuation of the financial statements of the legal subsidiary (ZaZa Energy LLC) (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the legal parent (the accounting acquiree).  Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).  Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.

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

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2011, included in the Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Combination of ZaZa LLC and Toreador Resources Corporation

On February 21, 2012, we consummated the combination of ZaZa LLC and Toreador Resources Corporation, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the “Merger Agreement”), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly-owned subsidiary (“Merger Sub”).

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the “Merger”), with Toreador continuing as the surviving entity, (ii) the 3 former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly owned subsidiaries.

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

Pro Forma Results

The following table provides pro forma results of operations as if the merger between ZaZa and Toreador had been completed at the beginning of each period presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$207,196	$12,784	$228,779	$44,296
Net income (loss)	$133,832	$(5,378)	$(34,301)	$(6,377)
Basic earnings (loss) per share	$1.32	$(0.07)	$(0.35)	$(0.08)
Diluted earnings (loss) per share	$1.02	$(0.07)	$(0.35)	$(0.08)

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”), the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and nine months ended September 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. As of September 30, 2012 and 2011, production from the Neocomian Complex and Charmottes oil fields represented a majority of Toreador’s total revenue and substantially all of Toreador’s sales and other operating revenue.

NOTE 2 — AGREEMENTS WITH HESS CORPORATION

ZaZa LLC

In April 2010, ZaZa LLC entered into an agreement with Hess Corporation (“Hess”) in which ZaZa LLC was to identify certain geographical areas in the Eagle Ford Shale trend that were available for leasing and subsequently conduct exploration and production activities thereon. Hess was to pay all acquisition costs including ZaZa LLC’s interest until production up to $500 million. As of September 30, 2012, approximately $366 million in leases had been acquired pursuant to this agreement. After production, Hess was to retain a 90% working interest and ZaZa LLC, the operator, a 10% working interest. Hess also was to pay ZaZa LLC a 10% cash bonus per net acre for each lease purchased. The 10% cash bonus was recognized as revenue after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

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

Under the terms of the Investment Agreement, TEF was entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits.  There was no activity under this agreement in the three and nine months ended September 30, 2012.

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

The EDAs for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited the Investment Agreement (subject to French regulatory approval), which had stalled due to French governmental regulations. This resulted in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received $69 million in cash.

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

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC had the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, if the Exploration and Development Agreement was still in effect, by paying Hess $15 million.  Given the uncertainty surrounding the EDA, the proceeds received were recognized as a deferred gain in the second quarter financial statements, contingent on the signing of definitive documentation.  The gain was recognized in the third quarter in connection with the termination of the EDA.

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

•    A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the Eagle Ford Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•    A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the French Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the French Agreements were divided, in each case following regulatory approval which was obtained on September 19, 2012.

Pursuant to the Texas Division of Assets Agreement and the Paris Basin Purchase and Sale Agreement (collectively, the “Hess Agreements”), ZaZa received the following:

•    Approximately $69 million in cash, in addition to the $15 million in the second quarter of 2012;

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

As a result of consummation of the transactions set forth in the Hess Settlement Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Following the receipt of the necessary governmental approvals, ZaZa transferred its 50% working interest in the Paris Basin exploration licenses as provided for in the Investment Agreement between Hess France and ZEF retained a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

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

In connection with the division of assets, Hess France and ZEF also agreed to terminate the French Agreements.  The French Agreements provided the framework for a proof of concept program in the Paris Basin and the sharing on a 50-50 basis of the permits in certain areas in the Paris Basin.  As a result of recent legislation in France banning hydraulic fracturing, ZaZa’s plan to drill on the land had been adversely affected and the value of the French Agreements had declined.  The French Agreements were terminated as of October 1, 2012,  following the receipt of the necessary governmental approvals to the transfer and division of the French assets contemplated by the Hess Agreement.

The termination of agreements with Hess and the division of assets resulted in a gain of $197 million consisting of oil and gas property fair valued at $117 million, a write off of $4 million working capital and cash proceeds of $84 million.  Property received consisted of producing wells and unproved acreage.  All receivables and payables related to Hess were written off.

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

In addition, immediately following the closing of the transactions contemplated by the Hess Agreement, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  We also recorded a charge of $11.7 million due to the write off of issuance costs and discount amount.  Total loss on the extinguishment of debt was $15.2 million.

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

We had $48.7 million of cash and equivalents at November 1, 2012 after giving effect to the receipt of net proceeds of the convertible notes described in Note 15 – Subsequent Events, and funding of overhead, operating and capital expenditures.

Management anticipates capital expenditure of approximately $23.8 million for the fourth quarter of 2012.  Our capital expenditures will be used to drill two exploration wells in the Eaglebine, reenter a Sweet Home well, and fund lease extensions and options in the Eaglebine and Eagle Ford.

We anticipate that our activities for the remainder of 2012 will result in a positive working capital of $29.0 million to $33.0 million at December 31, 2012, including net cash flows of $18.9 million expected from the potential sale of the French subsidiaries as described in Note 13 – Impairment of Assets which is expected to close in the fourth quarter of 2012.  This analysis reflects management’s best estimates and is dependent on a variety of factors outside our control, including litigation, production forecasts for new and existing wells and commodity prices.  We believe that we will be able to provide tax shelter for substantially all of the $85 million consideration received from Hess through use of our current year losses.

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

Revenue Recognition

The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. As of September 30, 2012 and December 31, 2011, substantially all of our oil production in France had been marketed by TOTAL. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

The Company also derives its bonus income revenue from a bonus on leasehold amounts that Hess agrees to participate in. The bonus amount is equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and is recognized after the leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.

Accounts Receivable

Accounts receivable include oil and gas revenues, joint interest billing, and related parties receivables. Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

Concentration of Credit Risk

The Company maintains its cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation. The Company’s cash balances typically are in excess of the insured limit. A significant portion of our French accounts receivable is from a single entity. This concentration may impact the Company’s overall credit risk, either positively or negatively, in that this entity may be similarly affected by changes in economic or other conditions. The Company has incurred no losses related to these accounts.

Successful Efforts Method of Accounting for Oil and Gas Activities

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

The following table summarizes the changes in our asset retirement liability during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Asset retirement obligations at January 1	$309	$-
Obligations assumed in the Combination	4,513	-
Obligations incurred	313	130
Obligations extinguished	(355)	-
Accretion expense	411	1
Foreign currency exchange (gain)	(207)	-
Asset retirement obligations at the end of the period	$4,984	$131

Furniture and fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs.  At September 30, 2012 debt issuance costs were $4.5 million and accumulated amortization was $1.8 million, which includes $1.4 million in debt issuance costs was expensed as part of debt extinguishment loss during the three and nine months ended September 30, 2012.  The costs are being amortized over 5 years.

Income Taxes

For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction. Management periodically assesses the need to utilize any unremitted earnings to finance our operations. This assessment is based on cash flow projections that are the result of estimates of future production, commodity prices and expenditures by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

Management also periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future.

Earnings (loss) Per Common Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the periods plus the assumed issuance of common shares for all potentially dilutive securities (see Note 6). The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and nine months ended September 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense, generally on a straight line basis over the vesting period of the award.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Awards subject to vesting requirements for non-employees are fair valued each reporting period, final fair value being determined at the vesting date.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Each of the three original managing partners of ZaZa LLC has a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in:

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

In March 2010, ZaZa LLC entered into an agreement with the ZaZa LLC Members and Eli Smith & Associates, which we refer to as Smith, to acquire 100% working interests in any unproved acreage identified in a defined area of mutual interest located in the Colorado and Lavaca counties of Texas. During the year ended December 31, 2011, ZaZa acquired acreage for a total of approximately $6.1 million pursuant to this agreement. During the year ended December 31, 2010, ZaZa acquired acreage totaling approximately $28.9 million pursuant to this agreement; $6.2 million of the purchase price was in the form of $3 million notes payable due to the ZaZa LLC Members and $3.2 million in accounts payable due to ZaZa LLC Members, which was paid in January 2011. The ZaZa LLC managing partners and Smith retain a direct or indirect reserved overriding royalty interest generally equal to three percent (3%) in each property sold to ZaZa, which is divided pro-rata among the four sellers in the transactions. Simultaneously with each purchase, ZaZa pursuant to a separate agreement sold 90% of the acquired working interests to Hess, and retained a 10% working interest in each property. No gain or loss was recognized on the sales to Hess.

Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation was based on the fulfillment of certain performance metrics and the occurrence of a “Company liquidity event,” defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa.  For the nine months ended September 30, 2012, ZaZa paid $17.5 million in discretionary bonuses and incentive compensation.  These compensation agreements were terminated in connection with the Combination.

ZaZa has entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provides ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel in March 2011. Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM. ZaZa reimburses SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handles all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. For the three months ended September 30, 2012 and 2011, ZaZa paid SPM $2.4 million (including $16 thousand in management fees) and $1.8 million (including $15 thousand in management fees), respectively, under this agreement. For the nine months ended September 30, 2012 and 2011, ZaZa paid SPM $17.7 million (including $47 thousand in management fees) and $3.2 million (including $35 thousand in management fees), respectively, under this agreement.  At September 30, 2012, ZaZa did not have a receivable from SPM, at December 31, 2011, the receivable was $84 thousand and related to the estimated period end payroll. Effective November 1, 2012, 100% of the units and ownership in SPM will be assigned to ZaZa LLC.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa is charged for the pilots’ time, hanger fees and fuel, and at September 30, 2012, had a related payable of $115 thousand. In addition, at December 31, 2011, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short term working capital loan that bears no interest, which was repaid in September 2012.

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

NOTE 6 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 7.0 million shares authorized for issuance under the Plan adopted in March 2012.  As of September 30, 2012, approximately 6.5 million shares were available for future grants under the Plan.  Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  To date only restricted stock awards have been granted under the Plan.

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense, generally on straight line basis over the vesting period as defined in the individual grant agreement.  Compensation cost is recognized based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Awards subject to vesting requirements for non-employees are fair valued each reporting period, final fair value being determined at the vesting date.

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

Founders’ Shares

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

Stock-based compensation cost for the three and nine months ended September 30, 2012 was $8.0 million and $12.8 million, respectively.  We did not have stock-based compensation cost prior to the second quarter of 2012.

The following table presents the changes in restricted stock awards pursuant to the plan and the owner grants, and related information:

	RSA Number	Weighted Average
	of Shares	Grant Date
	(in thousand)	Fair Value Per Share
Unvested balance at December 31, 2011	-	$-
Granted	5,842	$4.25
Vested	(1,589)	$4.17
Unvested balance at September 30, 2012	4,253	$4.27

The total vest date fair value of awards vested in 2012 was $6.6 million.  As of September 30, 2012, there was $6.8 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 0.44 years.

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
Basic income (loss) per share:
Numerator:
Net income (loss) available to common shareholders	$133,832	$(2,562)	$(33,454)		$4,950

Denominator:
Weighted average common shares outstanding	101,731	75,977	96,879		75,977

Basic income (loss) available to common shareholders per share	$1.32	$(0.03)	$(0.35)		$0.07

Diluted income (loss) per share:
Numerator:
Net income (loss)	133,832	(2,562)	(33,454)		4,950
Less: gain on fair value of warrants	27,106	-	-		-
Net income (loss) available to common shareholders	$106,726	$(2,562)	$(33,454)		$4,950

Denominator:
Weighted average common shares outstanding	101,731	75,977	96,879		75,977
Warrants associated with long term debt	3,289	-	-	(a)	-
Weighted average diluted shares outstanding	105,020	75,977	96,879		75,977

Diluted income (loss) available to common shareholders per share	$1.02	$(0.03)	$(0.35)		$0.07

(a)

For the nine months ended September 30, 2012, the number of shares used in the calculation of diluted income per share did not include 5.1 million common equivalent shares from the Warrants associated with the Senior Secured Notes due to their anti-dilutive effect.

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011, as there were no changes in the capital structure of ZaZa LLC during the three and nine months ended September 30, 2011.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

NOTE 8 — LONG-TERM DEBT

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into the SPA with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued senior secured notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants were used for the (i) repayment of the outstanding convertible notes of Toreador, and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

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

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants was initially  $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock. The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding. As a result of the anti-dilution adjustments in the Warrants, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.10 per share on October 22, 2012 following the issuance of our convertible notes.

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

Note Amendments

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

In addition, immediately following the closing of the transactions contemplated by the Hess Agreement, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  We also recorded a charge of $11.7 million due to the write off of issuance costs and discount amount.  Total loss on the extinguishment of debt was $15.2 million.

The parties also entered into an Amended and Restated Subordination Agreement with Todd A. Brooks, a director, President and Chief Executive Officer of the Company, John Hearn, a director and Chief Operating Officer of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes described below until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Secured Notes, which conditions have now been satisfied.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HoA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  We also recorded a loss of $11.7 million on the extinguishment of debt due to the write off of issuance costs and discount amount.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Notes described in Note 15 – Subsequent Events, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr., in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above.    We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer the payment of any further accrued interest, as well as the payment of any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013. On October 22, 2012, we completed the issuance of $40 million 9% Convertible Senior Notes due 2017 which allowed us to pay $1.6 million in back interest on the Subordinated Notes.  Interest will now be due and paid on the last day of each month.

Our Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
Revolving line of credit	$-	$5
Notes payable to members	-	3
Subordinated notes	47,330	-
Senior Secured Notes	46,752	-
Subtotal	94,082	8
Less: current portion	-	(8)
Total long-term debt	$94,082	$-

(1)  The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method. For the three and nine months ended September 30, 2012, $1.1 million and $3.1 million, respectively, was recorded in interest expense related to the discount.  Additionally $10.3 million of the original issuance discount was expensed as part of debt extinguishment loss in the three and nine month ended September 30, 2012.

For the three and nine months ended September 30 2012 and 2011, interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization loan fees of the Senior Secured Notes	$122	$-	$346	$-
Amortization original issuance discount on Senior Secured Notes	1,077	-	3,072	-
Interest expense on Senior Secured Notes	1,523	-	4,412	-
Interest expense on Subordinated Notes	994	-	2,361	-
Interest expense on revolving credit line	-	-	45	-
Interest expense on Members’ Notes	-	65	50	190
Other interest (income) expense	20	(14)	(287)	(37)
Interest expense at the end of the period	$3,736	$51	$9,999	$153

NOTE 9 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France. For each of the three and nine months ended September 30, 2012 and 2011 all capital expenditures were in the United States.

The following tables provide the geographic operating segment data required by “ASC 280 - Segment Reporting”.

Three Months Ended September 30, 2012

	United States	France	Total
Revenues and other income	$199,183	$8,013	$207,196
Depreciation, depletion and amortization	1,983	2,147	4,130
Operating costs and expenses	22,304	29,419	51,723
Operating income (loss)	176,879	(21,406)	155,473
Interest expense	3,802	(66)	3,736
Income tax expense (benefit)	37,634	(7,762)	29,872

Three Months Ended September 30, 2011

	United States	France	Total
Revenues and other income	$4,361	$-	$4,361
Depreciation, depletion and amortization	200	-	200
Operating costs and expenses	6,901	-	6,901
Operating income (loss)	(2,540)	-	(2,540)
Interest expense	51	-	51
Income tax expense	(29)	-	(29)

Nine months Ended September 30, 2012

	United States	France	Total
Revenues and other income	$204,380	$19,638	$224,018
Depreciation, depletion and amortization	5,232	5,163	10,395
Operating costs and expenses	81,444	80,092	161,536
Operating income (loss)	122,936	(60,454)	62,482
Interest expense	10,767	(768)	9,999
Income tax expense	71,362	(6,102)	65,260

Nine months Ended September 30, 2011

	United States	France	Total
Revenues and other income	$16,326	$-	$16,326
Depreciation, depletion and amortization	485	-	485
Operating costs and expenses	11,167	-	11,167
Operating income (loss)	5,159	-	5,159
Interest expense	153	-	153
Income tax expense	56	-	56

Total Assets

	United States	France	Total
September 30, 2012	$216,677	$83,349	$300,026

December 31, 2011	$70,006	$-	$70,006

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

We assumed a net deferred tax liability of $9.2 million which consisted of deferred tax assets of $35.0 million due to Toreador NOL’s offset by deferred tax liabilities of $44 million due to historical deferred tax liability of $17 million and $27 million due to the step up of property, at the time of the Combination. As a result of events subsequent to the merger and based on the lack of positive evidence at the consolidated level, we recorded an allowance to offset a portion of the deferred tax assets.

Prior to the merger, ZaZa LLC, a limited liability Company, was only subject to Texas Margin Tax, which has been determined to be an income tax, as income of the Company for federal tax purposes was reported on the tax returns of the individual partners.

The Company’s provision for income taxes consists of the following for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
U.S. Federal	$88	$-	$-	$-
U.S. State	639	(29)	639	56
Foreign	3,337	-	3,620	-
Deferred:
U.S. Federal	35,530	-	70,723	-
Foreign	(9,722)	-	(9,722)	-
	$29,872	$(29)	$65,260	$56

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Statutory tax at 34%	$55,659	$-	$10,814	$-
(Gain) Loss on Warrants	(9,216)	-	1,807	-
Impairment of Goodwill	-	-	13,515	-
Adjustments to valuation allowance	(17,054)	-	38,547	-
Other	483	(29)	577	56
	$29,872	$(29)	$65,260	$56

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2012 is as follows:

September 30,
2012

Net operating loss carryforward — United States	$33,677
Net operating loss carryforward — Foreign	588
Merger costs	2,958
Restricted stock awards	4,350
Deferred tax assets	41,573
Valuation allowance	(38,547)
Net deferred tax assets	$3,026

Oil and gas properties	72,573
Deferred tax liabilities	72,573
Net deferred tax liabilities	$69,547

At September 30, 2012, the Company had the following carryforwards available to reduce future taxable income:

Jurisdiction	Expiry	Amount
United States	2020 — 2032	$99,050
Hungary	unlimited	$78

Realization of our deferred tax assets, specifically our net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

United States	$(17,054)	$-	$38,547	$-
	$(17,054)	$-	$38,547	$-

ZaZa Energy Corporation and its subsidiaries file income tax returns in the United States and various local and foreign jurisdictions.  We are subject to income tax examinations in the United States for taxable years 2008 — 2011.  We have no uncertain tax positions at September 30, 2012.

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

1.Petrol Ofisi.  Tiway alleges that the Company breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges Toreador is liable for an estimated TRY 2.07 million (approximately $1.38 million), plus estimated interest of TRY 390 thousand ($260 thousand), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). At the September 13, 2012 hearing, the Tribunal decided to complete its examination of two separate expert reports and then decide if it’s necessary to send the case-file to a third expert for the elimination of any conflicts between the first two expert reports.  The next hearing is scheduled for November 15, 2012.

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

Tiway assumed the defense of this matter and its legal representatives in Turkey provided a detailed defense in which Tiway rejected each of the damages and losses alleged by the TPAO. The Tribunal issued its award in favor of Tiway and dismissed TPAO’s claims in their entirety.

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

On December 12, 2011, Tiway Oil BV (“Tiway”) commenced arbitration against the Company by submitting a formal Request for Arbitration to the London Court of International Arbitration (“the LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  On August 9, 2012, Tiway agreed a stay of the arbitration against the Company pending the arbitrators’ award in the International Chamber of Commerce arbitration between TPAO and Tiway.  Despite the receipt of an award in the arbitration between TPAO and Tiway, the stay between Tiway and the Company remains in place.

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

Lundin Indemnification

TEF executed on August 6, 2010, an indemnification and guarantee agreement (“IGA”) for a maximum aggregate amount of €50 million to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next nine months.  No drilling works are expected to begin on the permit, if at all, until the second half of 2012, therefore no claims have been made or are currently anticipated under the IGA.

FLMK/Emerald Leasing Claims

ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases for which the brokers have not delivered to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. To the extent that the Company receives any cash settlement from these persons, it is required to share one-half of the cash settlement with Hess.

MRC Claims

ZaZa, LLC filed a lawsuit against McJunkin Red Man Corporation (“MRC”) on August 20, 2012 seeking declaratory relief in respect of certain invoices from MRC that ZaZa viewed as in excess of what it agreed to pay for production facilitiesrelated to three wells in Lavaca and Gonzalez Counties, Texas.  In response to the lawsuit, on August 24, 2012, MRC filed and did place liens (“MRC Liens”) against certain properties belonging to ZaZa, LLC in Lavaca and Gonzalez Counties, Texas.  On October 29, 2012 MRC and ZaZa, LLC entered into a settlement agreement resolving their differences to the satisfaction of each party, including the release of the MRC liens and the dismissal of ZaZa's lawsuit.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (90,000 net acres). Under the terms of the transaction, ZaZa LLC: obtained a 75% working interest in the acquired acreage; was designated as operator; committed to drill one well (estimated cost between $8-10 million); was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range.  ZaZa LLC is on schedule to satisfy all its obligations relative to the commitment well.

NOTE 12 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at September 30, 2012 and December 31, 2011, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average stock price volatility of 5% and credit spread of S&P B- rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $0.5 million increase in the warrants.  An increase the credit spread by 500 basis points results in $15.5 million decrease in value on the notes and a $19.0 million increase in the warrants. On September 30, 2012, the Senior Secured Notes, which had a book value of $46.8 million, and had a fair market value of approximately $60.8 million.

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

The following table summarizes the valuation of our liabilities measured on a recurring basis at levels of fair value:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total

As September 30, 2012:
Warrants	-	-	38,947	38,947
Total	$-	$-	$38,947	$38,947

We did not have any liabilities subject to fair value measurement prior to 2012.

The following is a reconciliation of changes in fair value of warrants classified as Level 3:

September 30,
2012
Balance at beginning of period	$-
Issuance of warrants at February 21, 2012	(33,632)
Unrealized gains (loss) included in earnings	(5,315)
Balance at end of period	$(38,947)

NOTE 13 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. Proved oil and gas properties with a carrying value of $3.2 million were written down to their fair value of $1.4 million, resulting in a pretax impairment charge of $1.8 million for the three and nine months ended September 30, 2012. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include management's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. We used PV15 discount rate and the September 30, 2012 NYMEX future strip pricing.

ZaZa’s Board of Directors met on October 2, 2012 and gave management the authorization to negotiate the sale of the French subsidiaries.  The Company has received an unsolicited offer and have signed an exclusivity agreement to begin the due diligence project.  Pursuant to ASC 360, we assessed the carrying value of the French assets compared to the preliminary negotiations on the purchase price, less costs to sell.  Based on the analysis we recorded an impairment to oil and gas properties of $20.6 million for the three and nine months ended September 30, 2012.The carrying amounts of the assets and liabilities of the French subsidiaries after giving effect to the impairment, were $11.6 million in current assets, $107.8 million in net property, plant and equipment, offset by $8.9 million in current liabilities and $38.7 million of long term liabilities at September 30, 2012.

NOTE 14 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

As of September 30, 2012 and December 31, 2011, the employee retirement obligations amounted to $348 thousand and $0, respectively, and are included in Long Term Accrued Liabilities. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries. Pension benefits, which only consist in retirement indemnities, exist only for the Company’s French subsidiaries.

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated its September 30, 2012 financial statements for subsequent events. Other than noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Sale of Convertible Senior Notes

On October 22, 2012, the Company successfully completed the issuance and sale of $40,000,000 aggregate principal amount of 9% Convertible Senior Notes due 2017 (the “Convertible Notes”).  The Convertible Notes were sold in a private placement to investors that are qualified institutional buyers and accredited investors (as such terms are defined under the Securities Act), in reliance upon applicable exemptions from registration under Section 4(a)(2) of and Regulation D under the Securities Act of 1933, as amended, pursuant to Note Purchase Agreements, dated October 16, 2012 (collectively, the “Note Purchase Agreement”) among the Company and the several purchasers that are signatories thereto (collectively, the “Purchasers”).  The Notes were issued to the Purchasers pursuant to an Indenture, dated October 22, 2012 (the “Indenture”), among the Company, certain subsidiary guarantors party thereto (the “Guarantors”), and Wilmington Trust, National Association, as trustee thereunder.  The Convertible Notes were sold to the Purchasers at a price of $950 for each $1,000 original principal amount thereof, for aggregate gross proceeds of $38.0 million.  The Company intends to use the net proceeds from the offering of the Convertible Notes, after discounts and offering expenses, of approximately $35.2 million to fund drilling capital expenditures and leasehold transactions and for general corporate purposes.

The Convertible Notes accrue interest from October 22, 2012 and mature August 1, 2017.  The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2013, and mature on August 1, 2017 unless earlier converted, redeemed or repurchased.

The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company's common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company's common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.  In certain circumstances, after the occurrence of a fundamental change (as defined in the Indenture), the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash of all or a portion of such holder's Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If a holder converts some or all of its Convertible Notes on or after May 1, 2013 but prior to August 1, 2017, in addition to the Conversion Shares, such holder will receive a coupon make-whole payment for the Convertible Notes being converted.  The coupon make-whole payment will be equal to the sum of the present values of the lesser of five semi-annual interest payments or the number of semi-annual interest payments that would have been payable on such converted Convertible Notes from the last day through which interest was paid on the Convertible Notes through July 31, 2017.  The Company may elect to pay such make-whole payment in either cash or, subject to shareholder approval if required under applicable stock exchange rules, shares of common stock, and if paid in shares of common stock, then the stock will be valued at 95% of the simple average of the daily volume weighted average prices for the common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date.

The Company may not redeem the Convertible Notes prior to August 1, 2015. Beginning August 1, 2015, the Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of its common stock equals or exceeds 150% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains covenants that, among other things, limit the Company's ability and the ability of certain of its subsidiaries to, with certain exceptions, incur additional indebtedness or guarantees of indebtedness, and to dispose of assets, except under certain conditions and with certain exceptions, including contributions of assets to specified joint venture transactions.  In addition, the terms of the Indenture require that the Company file all reports customarily filed with the SEC within the time frames required by SEC rules and provide information to permit the trading of the Convertible Notes pursuant to SEC Rule 144A, and that all current and future domestic restricted subsidiaries (as defined in the Indenture) of the Company, except for immaterial subsidiaries, jointly and severally guarantee the Convertible Notes on a senior unsecured basis.  The Company will be able to designate a restricted subsidiary as an unrestricted subsidiary under specified conditions.

The Indenture contains customary events of default, including failure to pay interest after a 30 day grace period, failure to pay principal when due, failure to comply with certain covenants, such as the offer to repurchase upon a fundamental change, failure to comply with other covenants after a customary grace period, cross-defaults, judgment defaults and certain bankruptcy events. If an event of default on the Convertible Notes has occurred and is continuing, the principal amount of the Convertible Notes, plus any accrued and unpaid interest, may become immediately due and payable. Upon the occurrence of certain events of default, these amounts automatically become due and payable.

In addition, if the Company elects, the sole remedy for an event of default relating to the Company's failure to comply with the SEC reporting requirements under the Indenture will, for the first 90 days after the occurrence of such an event of default, consist exclusively of the right to receive special interest on the Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Convertible Notes.  If the Company elects, such special interest will be payable in the same manner and on the same dates as the stated interest payable on the Convertible Notes.

The Convertible Notes and Conversion Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included under Item 1A of this quarterly report and under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on June 15, 2012, as updated in Item 1A of Part II in our quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on September 13, 2012, which are incorporated by reference herein.

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

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described below.    We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer any further accrued interest, as well as any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013. On October 22, 2012, we completed the issuance of $40 million 9% Convertible Senior Notes due 2017 which allowed us to pay $1.6 million in back interest on the Subordinated Notes.  Interest will now be due and paid on the last day of each month.

Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC the holders of certain profits interests in ZaZa LLC completed the Profits Interests Contribution in exchange for $4.8 million in cash.

Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the “Senior Secured Notes”) in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP. The Notes bear interest at a rate of 8% per annum, payable quarterly. In connection with the issuance of the Senior Secured Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the “Warrants”) representing 20.6% of the outstanding shares of our common stock at the Closing of the Combination, on a fully diluted and on an as-converted basis. The Warrants expire in five years and are exercisable at any time after the six month anniversary of the issuance date.    As a result of the anti-dilution adjustments in the Warrants, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.10 per share on October 22, 2012 following the issuance of our convertible notes.

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

Toreador Resources Corporation

Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. Toreador currently operates solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. As of September 30, 2012 and 2011, production from the Neocomian Complex and Charmottes fields oil fields represented a majority of Toreador’s total revenue and substantially all of Toreador’s sales and other operating revenue.

Recent Developments

Range Transaction

On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (90,000 net acres). Under the terms of the transaction, ZaZa LLC: obtained a 75% working interest in the acquired acreage; was designated as operator; committed to drill one well (estimated cost between $8-10 million); was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range.  ZaZa LLC is on schedule to satisfy all its obligations relative to the commitment well.

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

The EDAs for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited the Investment Agreement (subject to French regulatory approval), which had stalled due to French governmental regulations. This resulted in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received $69 million in cash.

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

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of the wells under those agreements in the Cotulla Prospect Area, in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC had the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, if the Exploration and Development Agreement was still in effect, by paying Hess $15 million.  Given the uncertainty surrounding the EDA, the proceeds received were recognized as a deferred gain in the second quarter financial statements, contingent on the signing of definitive documentation.  The gain was recognized in the third quarter in connection with the termination of the EDA.

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

•    A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the Eagle Ford Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•    A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the French Agreements, including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the French Agreements were divided, in each case following regulatory approval which was obtained on September 19, 2012.

Pursuant to the Texas Division of Assets Agreement and the Paris Basin Purchase and Sale Agreement (collectively, the “Hess Agreements”), ZaZa received the following:

•    Approximately $69 million in cash, in addition to the $15 million in the second quarter of 2012;

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

As a result of consummation of the transactions set forth in the Hess Settlement Agreements, ZaZa’s net acreage holdings in the Eagle Ford core increased from a total of 11,500 acres to approximately 72,000 acres.  The acreage by area comprises approximately 1,970 acres in the Cotulla Prospect Area in the proved, productive region of southern Frio County, 23,120 acres in the Hackberry Prospect Area (Lavaca and Colorado Counties), 10,810 acres in the Moulton Prospect Area (Fayette, Gonzalez and Lavaca Counties) and 35,650 acres in the Sweet Home Prospect Area (DeWitt and Lavaca Counties).  Following the receipt of the necessary governmental approvals, ZaZa transferred its 50% working interest in the Paris Basin exploration licenses as provided for in the

Investment Agreement between Hess France and ZEF retained a 5% ORRI in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.

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

In connection with the division of assets, Hess France and ZEF also agreed to terminate the French Agreements.  The French Agreements provided the framework for a proof of concept program in the Paris Basin and the sharing on a 50-50 basis of the permits in certain areas in the Paris Basin.  As a result of recent legislation in France banning hydraulic fracturing, ZaZa’s plan to drill on the land had been adversely affected and the value of the French Agreements had declined.  The French Agreements were terminated as of October 1, 2012,  following the receipt of the necessary governmental approvals to the transfer and division of the French assets contemplated by the Hess Agreement.

The termination of agreements with Hess and the division of assets resulted in a gain of $197 million consisting of oil and gas property fair valued at $117 million, a write off of $4 million working capital and cash proceeds of $84 million.  Property received consisted of producing wells and unproved acreage.  All receivables and payables related to Hess were written off.

Note Amendments

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

In addition, immediately following the closing of the transactions contemplated by the Hess Agreement, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.    We also recorded a charge of $11.7 million due to the write off of issuance costs and discount amount.  Total loss on the extinguishment of debt was $15.2 million.

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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Notes, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Sale of Convertible Senior Notes

On October 22, 2012, the Company successfully completed the issuance and sale of $40,000,000 aggregate principal amount of 9% Convertible Senior Notes due 2017 (the “Convertible Notes”).  The Convertible Notes were sold in a private placement to investors that are qualified institutional buyers and accredited investors (as such terms are defined under the Securities Act), in reliance upon applicable exemptions from registration under Section 4(a)(2) of and Regulation D under the Securities Act of 1933, as amended, pursuant to Note Purchase Agreements, dated October 16, 2012 (collectively, the “Note Purchase Agreement”) among the Company and the several purchasers that are signatories thereto (collectively, the “Purchasers”).  The Notes were issued to the Purchasers pursuant to an Indenture, dated October 22, 2012 (the “Indenture”), among the Company, certain subsidiary guarantors party thereto (the “Guarantors”), and Wilmington Trust, National Association, as trustee thereunder.  The Convertible Notes were sold to the Purchasers at a price of $950 for each $1,000 original principal amount thereof, for aggregate gross proceeds of $38.0 million.  The Company intends to use the net proceeds from the offering of the Convertible Notes, after discounts and offering expenses, of approximately $35.2 million to fund drilling capital expenditures and leasehold transactions and for general corporate purposes.

The Convertible Notes accrue interest from October 22, 2012 and mature August 1, 2017.  The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2013, and mature on August 1, 2017 unless earlier converted, redeemed or repurchased.

The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company's common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company's common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.  In certain circumstances, after the occurrence of a fundamental change (as defined in the Indenture), the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash of all or a portion of such holder's Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If a holder converts some or all of its Convertible Notes on or after May 1, 2013 but prior to August 1, 2017, in addition to the Conversion Shares, such holder will receive a coupon make-whole payment for the Convertible Notes being converted.  The coupon make-whole payment will be equal to the sum of the present values of the lesser of five semi-annual interest payments or the number of semi-annual interest payments that would have been payable on such converted Convertible Notes from the last day through which interest was paid on the Convertible Notes through July 31, 2017.  The Company may elect to pay such make-whole payment in either cash or, subject to shareholder approval if required under applicable stock exchange rules, shares of common stock, and if paid in shares of common stock, then the stock will be valued at 95% of the simple average of the daily volume weighted average prices for the common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date.

The Company may not redeem the Convertible Notes prior to August 1, 2015. Beginning August 1, 2015, the Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of its common stock equals or exceeds 150% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains covenants that, among other things, limit the Company's ability and the ability of certain of its subsidiaries to, with certain exceptions, incur additional indebtedness or guarantees of indebtedness, and to dispose of assets, except under certain conditions and with certain exceptions, including contributions of assets to specified joint venture transactions.  In addition, the terms of the Indenture require that the Company file all reports customarily filed with the SEC within the time frames required by SEC rules and provide information to permit the trading of the Convertible Notes pursuant to SEC Rule 144A, and that all current and future domestic restricted subsidiaries (as defined in the Indenture) of the Company, except for immaterial subsidiaries, jointly and severally guarantee the Convertible Notes on a senior unsecured basis.  The Company will be able to designate a restricted subsidiary as an unrestricted subsidiary under specified conditions.

The Indenture contains customary events of default, including failure to pay interest after a 30 day grace period, failure to pay principal when due, failure to comply with certain covenants, such as the offer to repurchase upon a fundamental change, failure to comply with other covenants after a customary grace period, cross-defaults, judgment defaults and certain bankruptcy events. If an event of default on the Convertible Notes has occurred and is continuing, the principal amount of the Convertible Notes, plus any accrued and unpaid interest, may become immediately due and payable. Upon the occurrence of certain events of default, these amounts automatically become due and payable.

In addition, if the Company elects, the sole remedy for an event of default relating to the Company's failure to comply with the SEC reporting requirements under the Indenture will, for the first 90 days after the occurrence of such an event of default, consist exclusively of the right to receive special interest on the Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Convertible Notes.  If the Company elects, such special interest will be payable in the same manner and on the same dates as the stated interest payable on the Convertible Notes.

The Convertible Notes and Conversion Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Financial Summary

For the nine months ended September 30, 2012:

•    Revenues and other income from continuing operations were $224.0 million.

•    Operating costs from continuing operations were $161.5 million.

•    Net loss available to common shareholders was $33.5 million.

•    Production was 279 MBOE.

At September 30, 2012, we had:

•    Cash, cash equivalents and restricted cash of $24.6 million.

•    Current ratio (current assets/current liabilities) of 1.34 to 1.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.

The discussion below relates to our corporate activities and oil and gas exploration and production operations in the United States and France.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Production:
Oil (Bbls):
United States	24,263	8,422	74,051	13,499
France	76,742	-	185,982	-
Total	101,005	8,422	260,033	13,499

Gas (Mcf):
United States	38,547	14,627	114,323	15,715
France	-	-	-	-
Total	38,547	14,627	114,323	15,715

BOE:
United States	30,688	10,860	93,104	16,118
France	76,742	-	185,982	-
Total	107,430	10,860	279,086	16,118

Average Price:
Oil ($/Bbl):
United States	$86.61	$87.00	$95.15	$89.15
France	$104.41	-	$105.59	-

Gas($/Mcf):
United States	$2.50	$4.64	$2.69	$4.68

The following table sets forth our interest in undeveloped acreage, developed acreage and productive well count as of September 30, 2012:

	Acres				Productive Wells
	Undeveloped		Developed		Gross		Net
	Gross	Net	Gross	Net	Gas	Oil	Gas	Oil
Eagle Ford:
Cotulla (1)	2,270	1,973	-	-	-	-	-	-
Moulton (2)	11,432	8,699	2,924	2,924	-	7	-	1.6
Sweet Home (3)	36,679	34,858	-	-	-	-	-	-
Hackberry (4)	23,334	20,761	1,324	1,324	2	-	2	-
Eaglebine	134,844	88,312	-	-	-	-	-	-
Other Onshore U.S.	640	426	2,424	59	-	4	-	0.1
Paris Basin	-	-	24,260	24,260	-	133	-	133

The following table presents our production data for the referenced geographic areas for the periods ended September 30, 2012:

	For the Three Months Ended September 30, 2012
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla (1)	12,617	8,289	10,392
Moulton (2)	1,437	11,393	11,633
Sweet Home (3)	-	-	-
Hackberry (4)	24,249	2,763	6,804
Eaglebine	-	-	-
Other Onshore	244	1,819	1,859
Paris Basin	-	76,742	76,742
Total	38,547	101,005	107,430

	For the Nine Months Ended September 30, 2012
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla (1)	40,324	49,132	55,853
Moulton (2)	2,662	16,005	16,449
Sweet Home (3)	-	-	-
Hackberry (4)	70,914	6,285	18,104
Eaglebine	-	-	-
Other Onshore	423	2,628	2,699
Paris Basin	-	185,982	185,982
Total	114,323	260,033	279,086

(1)  As of July 24, 2012 we had an average working interest in the Cotulla properties of 9.75% and a net revenue interest of 7%.  We did not retain any interests in the Cotulla properties after the Hess separation, although we retained undeveloped acres.

(2)  As of July 24, 2012 we had an average working interest in the Moulton properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(3)  As of July 24, 2012 we had an average working interest in the Sweet Home properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(4)  As of July 24, 2012 we had an average working interest in the Hackberry properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended September 30, 2012 was $10.2 million, compared to $0.8 million for the three months ended September 30, 2011. This increase is primarily due to increased production in the United States due to the revised net revenue interests received in the termination of agreements with Hess and production from the French assets acquired in the Combination coupled with an overall increase in global oil prices period over period.

Oil and gas revenue for the nine months ended September 30, 2012 was $27.0 million, compared to $1.3 million for the nine months ended September 30, 2011. This increase is primarily due to increased production in the United States due to additional wells coming online along with the increased net revenue interests received in the termination agreements with Hess and production from the French assets acquired in the Combination coupled with an overall increase in global oil prices period over period.

The above table compares both volumes and prices received for oil for the three and nine months ended September 30, 2012 and 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Bonus income

Revenue generated from the bonus paid to ZaZa under the Hess joint venture was $3.6 million and $15.0 million for three and nine months ended September 30, 2011, respectively.  We did not generate any such bonus income in 2012. The bonus is based on completed lease acquisitions during the period, represents 10% of the total lease acquisition cost and is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.  We do not expect to generate any further bonus income as described in “Note 1 — Basis of Presentation, Termination of the EDAs” to the consolidated financial statements.

Other income

Other income consists of the gain on the termination of the agreements with Hess and the division of assets.  The gain of $197 million consisted of a step up to oil and gas property to fair value of $117 million, a write off of $4 million working capital and cash of $84 million.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
	September 30, 2012
Eagle Ford:
Cotulla (1)	353	1,533
Moulton (2)	168	411
Sweet Home	-	-
Hackberry (3)	276	999
Eaglebine	-	-
Other Onshore U.S.	48	49
Paris Basin	2,612	5,902
Total	3,457	8,894

(1)  As of July 24, 2012 we had an average working interest in the Cotulla properties of 9.75% and a net revenue interest of 7%.  We did not retain any interests in the Cotulla properties after the Hess separation.

(2)  As of July 24, 2012 we had an average working interest in the Moulton properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

(3)  As of July 24, 2012 we had an average working interest in the Hackberry properties of 10% and a net revenue interest of 7.4%.  Our average interest increased to 100% working interest and 74% net revenue interest after the Hess separation.

Lease operating expense

Lease operating expense was $3.5 million, or $32.18 per BOE produced, for the three months ended September 30, 2012, as compared to $0.6 million, or $54.88 per BOE produced, for the three months ended September 30, 2011.  This increase is due to the revised working interests received in the termination of agreements with Hess and the associated production taxes and ad valorem ($130 thousand in 2012) as well as from the French assets acquired in the Combination.

Lease operating expense was $8.9 million, or $31.87 per BOE produced, for the nine months ended September 30, 2012, as compared to $0.6 million, or $38.90 per BOE produced, for the nine months ended September 30, 2011.  This increase is due to the revised working interests received in the termination of agreements with Hess and the associated production taxes and ad valorem ($464 thousand in 2012) as well as from the French assets acquired in the Combination.

Exploration expense

Exploration expense for the three and nine months ended September 30, 2012 was $3.2 million and $3.3 million, respectively, compared to $0 for the same periods in 2011. This increase is due primarily to geological and technical studies in connection with our proof of concept project in the Paris Basin.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended September 30, 2012 was $4.1 million ($230 thousand related to furniture and fixtures) or $36.30 per BOE produced, compared to $200 thousand ($168 thousand related to furniture and fixtures) or $2.95 per BOE produced for the three months ended September 30, 2011.

Depreciation, depletion and amortization for the nine months ended September 30, 2012 was $10.4 million ($734 thousand related to furniture and fixtures) or $34.62 per BOE produced, compared to $485 thousand ($381 thousand related to furniture and fixtures) or $6.45 per BOE produced for the nine months ended September 30, 2011. These increases are primarily due to the step up of oil properties associated with the Combination, and the step up of properties associated with the termination of agreements with Hess.  The Texas wells incur higher depletion expense in the early months which tapers off as the well ages and the French wells have very low depletion rates.

Accretion Expense

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was $54 thousand and $411 thousand for the three and nine months ended September 30, 2012, respectively, compared to $1 thousand for the same periods in 2011.  These increases in expense is due to Texas wells coming online in late 2011 and 2012 as well as the accretion on the obligations in France.

General and administrative

General and administrative expense for the three months ended September 30, 2012 totaled $18.2 million, compared to $6.1 million for the same period in 2011. This increase is due to stock compensation expense of $8.0 million due to restricted stock granted in the second quarter of 2012.  The French operations also contributed $2.0 million of general and administrative costs.  Additionally, in the three months ended September 30, 2012 and 2011, G&A expense was offset by $0 million and $2.2 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

General and administrative expense for the nine months ended September 30, 2012 totaled $76.1 million, compared to $10.1 million for the same period in 2011. This increase is due to legal and advisory fees incurred in connection with the Combination of $9.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive; and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.  Also included is stock compensation expense of $13.0 million due to stock granted in the second quarter of 2012.  The French operations also contributed $13.2 million of general and administrative costs.  Additionally, in the nine months ended September 30, 2012 and 2011, G&A expense was offset by $3.2 million and $6.6 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

Impairment of oil properties and goodwill

Proved oil and gas properties with a carrying value of $3.2 million were written down to their fair value of $1.4 million, resulting in a pretax impairment charge of $1.8 million for the three and nine months ended September 30, 2012. Additionally expiring leases with book value of $0.4 million were written off.

ZaZa’s Board of Directors met on October 2, 2012 and gave management the authorization to negotiate the sale of the French subsidiaries.  The Company has received an unsolicited offer and have signed an exclusivity agreement to begin the due diligence project.  Pursuant to ASC 360, we assessed the carrying value of the French assets compared to the preliminary negotiations on the purchase price, less costs to sell.  Based on the analysis we recorded an impairment to oil and gas properties of $20.6 million for the three and nine months ended September 30, 2012.

Because of the decline in oil forward pricing at June 30, 2012, goodwill was tested at June 30, 2012 and an impairment loss of $39.7 million was recorded in the nine month ended September 30, 2012.  After the recognition of the loss, no value in goodwill remains.

Foreign currency exchange gain (loss)

We recorded a gain on foreign currency exchange of $85 thousand and a loss of  $138 thousand for the three and nine months ended September 30, 2012, respectively, compared to $0 for the same periods in 2011. The foreign exchange differences are primarily a result of Toreador Energy France entering into transactions using the US dollar as opposed to their functional currency of the Euro.

Loss on extinguishment of debt

We recorded a loss on the extinguishment of debt associated with our $33.0 million principal payment.  The loss consisted of a $3.5 million fee paid in connection with the prepayment, and $11.7 million due to the write off of issuance costs and original issuance discount.

Interest expense, net

Net interest expense was $3.7 million and $10.0 million, respectively, for the three and nine months ended September 30, 2012 compared to $51 thousand and $153 thousand, respectively, for the three and nine months ended September 30, 2011.

The interest expense primarily relates to interest on the Senior Secured Notes and Subordinated Notes issued in February 2012. Interest expense related to the Senior Secured Notes was $1.5 million and $4.4 million, respectively, for the three and nine months ended September 30, 2012 compared to $65 thousand (offset by $14 thousand interest income) and $190 thousand (offset by $37 thousand interest income), respectively, related to the member notes for the three and nine months ended September 30, 2011.  Also included in interest expense for the three and nine months ended September 30, 2012 are the amortization of original discount and debt issuance costs associated to the Senior Secured Notes of $1.1 million and $3.1 million, respectively.  Interest expense related to the subordinated notes was $1.0 million and $2.4 million for the three and nine months ended September 30, 2012, respectively.

Gain (loss) on valuation of warrants

We recorded the change in fair value of our warrants, issued in February 2012, of $27.1 million gain and $5.3 million loss for the three and nine months ended September 30, 2012. The variance is mainly a result of fluctuations in our stock price.

Income tax provision

The tax provision for the three and nine months ended September 30, 2012 was $29.9 million and $65.3 million, respectively. At the time of the Combination we assumed a net deferred tax liability of $9.2 million which primarily consisted of deferred tax assets of $35 million due to Toreador NOL’s offset by deferred tax liabilities of $27 million due to the step up of property and $17 million of deferred taxes on historical property. Based on the lack of positive evidence at the consolidated level, we recorded a valuation allowance of $38.5 million.  We recorded a tax benefit of $29 thousand and a tax provision of $56 thousand for the three and nine months ended September 30, 2011 which primarily related to Texas margin tax and adjustments.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 — Basis of Presentation”, “Note 2 — Agreement with Hess Corporation”, “Note 3 — Going Concern”, “Note 8 — Long Term Debt”, and “Note 15 — Subsequent Events” in the Notes to the consolidated financial statements included in this filing.

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

We had $48.7 million of cash and equivalents at November 1, 2012 after giving effect to the receipt of net proceeds of the convertible notes described below and funding of overhead, operating and capital expenditures.

Management anticipates capital expenditure of approximately $23.8 million for the fourth quarter of 2012.  Our capital expenditures will be used to drill two exploration wells in the Eaglebine, reenter a Sweet Home well, and fund lease extensions and options in the Eaglebine and Eagle Ford.

We anticipate that our activities for the remainder of 2012 will result in a positive working capital of $29.0 million to $33.0 million at December 31, 2012,  including net cash flows of $18.9 million expected from the potential sale of the  French subsidiaries as described in “Note 13 – Impairment of Assets” which is expected to close in the fourth quarter of 2012.  This analysis reflects management’s best estimates and is dependent on a variety of factors outside our control, including litigation, production forecasts for new and existing wells and commodity prices.  We believe that we will be able to provide tax shelter for substantially all of the $85 million consideration received from Hess through use of our current year losses.

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

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into the SPA with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued senior secured notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants were used for the (i) repayment of the outstanding convertible notes of Toreador, and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

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

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock. The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding. As a result of the anti-dilution adjustments in the Warrants, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.10 per share on October 22, 2012 following the issuance of our convertible notes.

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

The Purchasers entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals similarly entered into a lock-up agreement with us, dated February 21, 2012 (the “Lock-Up Agreement”), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.

Note Amendments

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

The parties also entered into an Amended and Restated Subordination Agreement with Todd A. Brooks, a director, President and Chief Executive Officer of the Company, John Hearn, a director and Chief Operating Officer of the Company, Gaston Kearby, a director of the Company, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc., entities controlled by Messrs. Brooks, Hearn and Kearby, specifying that payments may not be made by the Company under the relevant subordinated promissory notes described below until after the consummation of the transactions outlined in the HoA and the related $33.0 million pay down of the principal amount of the Senior Secured Notes, which conditions have now been satisfied.

On July 25, 2012, in connection with entry into the definitive documents with Hess contemplated under the HoA, we entered into a Waiver and Amendment No. 2 to the SPA (“Amendment No. 2).  Under Amendment No. 2, we paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  We also recorded a loss of $11.7 million on the extinguishment of debt due to the write off of issuance costs and discount amount.  Amendment No. 2 also provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Notes described in Note 15 – Subsequent Events, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr., in respect of certain unpaid compensation amounts owing to the ZaZa

Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above.    We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer the payment of any further accrued interest, as well as the payment of any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013. On October 22, 2012, we completed the issuance of $40 million 9% Convertible Senior Notes due 2017 which allowed us to pay $1.6 million in back interest on the Subordinated Notes.  Interest will now be due and paid on the last day of each month.

On October 22, 2012, the Company successfully completed the issuance and sale of $40,000,000 aggregate principal amount of 9% Convertible Senior Notes due 2017 (the “Convertible Notes”).  The Convertible Notes were sold in a private placement to investors that are qualified institutional buyers' and accredited investors' (as such terms are defined under the Securities Act), in reliance upon applicable exemptions from registration under Section 4(a)(2) of and Regulation D under the Securities Act of 1933, as amended, pursuant to Note Purchase Agreements, dated October 16, 2012 (collectively, the “Note Purchase Agreement') among the Company and the several purchasers that are signatories thereto (collectively, the “Purchasers”).  The Notes were issued to the Purchasers pursuant to an Indenture, dated October 22, 2012 (the “Indenture”), among the Company, certain subsidiary guarantors party thereto (the “Guarantors”), and Wilmington Trust, National Association, as trustee thereunder.  The Convertible Notes were sold to the Purchasers at a price of $950 for each $1,000 original principal amount thereof, for aggregate gross proceeds of $38.0 million.  The Company intends to use the net proceeds from the offering of the Convertible Notes, after discounts and offering expenses, of approximately $35.2 million to fund drilling capital expenditures and leasehold transactions and for general corporate purposes.  For further information refer to “Note 15 – Subsequent Events”.

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

Revenue Recognition and Imbalances

The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. As of September 30, 2012 and December 31, 2011, substantially all of our oil production in France had been marketed by TOTAL. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three and nine months ended September 30, 2012. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, which was filed with the SEC on June 15, 2012.

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

As of September 30, 2012, we had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $33.7 million, which expire at various dates from fiscal year 2020 through fiscal year 2036. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use as a result of an “ownership change” may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. We are required to evaluate the likelihood of utilizing the NOLs according to a “more likely than not” standard in accordance with GAAP and, if as a result of such evaluation we determine we may not be able to meet such standard, we may be required to recognize a valuation allowance for this deferred tax asset. The recognition of a valuation allowance would reduce earnings and would also result in a corresponding reduction of stockholders’ equity. Recognition of a valuation allowance is a non-cash charge to earnings and it does not preclude us from using the NOLs to reduce future taxable income otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. The amount of taxable income in each tax year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). An “ownership change” would occur if stockholders, deemed under Section 382 to own 5% or more of our capital stock by value, increase their collective ownership of the aggregate amount of our capital stock to more than 50 percentage points over a defined period of time. In the event of certain changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited at some point in the future by the annual limitations described in Sections 382 and 383 of the Code.

Our indebtedness and near term obligations could materially adversely affect our financial health, limit our ability to finance capital expenditures and future acquisitions and prevent us from executing our business strategy.

We have $67 million outstanding in aggregate principal under our Senior Secured Notes and $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and we expect to incur additional indebtedness in the future. Our level of indebtedness has, or could have, important consequences to our business, because:

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

In addition, the terms of our Senior Secured Notes and our Convertible Notes restrict, and the terms of any future indebtedness, including any future credit facility, may restrict our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

Our ability to comply with restrictions and covenants, including those in our Senior Secured Notes, Convertible Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our Senior Secured Notes also contain restrictions on the operation of our business, such as limitations on the sale and acquisition of assets, limitations on restricted payments, limitations on mergers and consolidations, limitations on loans and investments, and limitations on the lines of business in which we may engage, which may limit our activities. Our Convertible Notes contain certain of the foregoing restrictions as well. We must obtain consent from the holders of a majority of the Senior Secured Notes for all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million. If the Senior Secured Notes have not been paid down to $35 million by their one-year anniversary (February 21, 2013), the interest rate will increase from 8% to 10% per annum. Thus, we may not be able to manage our cash flow in a manner that maximizes our business opportunities. Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Secured Notes and our Convertible Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

We may not have the ability to raise the funds necessary to purchase the Senior Secured Notes and the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to purchase the Senior Secured Notes and the Convertible Notes.

Holders of the Senior Secured Notes and the Convertible Notes will have the right to require us to purchase the notes upon the occurrence of a fundamental change at 101% and 100%, respectively, of their principal amount plus accrued and unpaid interest. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of tendered Senior Secured Notes and Convertible Notes. In addition, our ability to purchase the Senior Secured Notes and Convertible Notes may be limited by law, by regulatory authority or by the agreements governing our then current and future indebtedness. Our failure to purchase tendered Senior Secured Notes and Convertible Notes at a time when the purchase is required by the terms of the Senior Secured Notes or Convertible Notes would constitute a default under those notes. A default under those notes or the fundamental change itself could also lead to a default or require a prepayment under, or result in the acceleration of the maturity or purchase of, our existing or future other indebtedness. The requirement that we offer to purchase the Senior Secured Notes and Convertible Notes upon a fundamental change is limited to the transactions specified in the definition of a “fundamental change,”

which definition may differ from the definition of a “fundamental change” or “change of control” in the agreements governing our existing or future other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Senior Secured Notes and the Convertible Notes.

Conversion of the Convertible Notes and exercise of the Warrants may dilute the ownership interest of existing shareholders, or may otherwise depress the market price of our Common Stock.

The conversion of some or all of the Convertible Notes and the exercise of some or all of the Warrants may dilute the ownership interests of existing shareholders of our Common Stock. Any sales in the public market of the shares of our Common Stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Convertible Notes and the Warrants may encourage short selling by market participants because the conversion of the Convertible Notes or exercise of the Warrants could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Common Stock or exercise of the Warrants could depress the market price of our Common Stock.

Provisions of Delaware law, our charter documents and the agreements governing the Convertible Notes and the Senior Secured Notes may impede or discourage a takeover, which could cause the market price of our Common Stock to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a fundamental change or a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our Common Stock, which, under certain circumstances, could reduce the market price of our Common Stock.

In addition, certain provisions of the Convertible Notes and the Senior Secured Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change, subject to certain conditions, holders of Senior Secured Notes and Convertible Notes will have the right, at their option, to require us to purchase for cash all or any portion of their notes. We may also be required, under certain circumstances, to increase the conversion rate for the Convertible Notes if a holder elects to convert its Convertible Notes in connection with a make-whole fundamental change.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Restricted Stock Agreement, dated September 17, 2012, between ZaZa Energy Corporation and Ian H. Fay.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

3
ZAZA ENERGY CORPORATION

November 13, 2012	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

November 13, 2012	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

November 13, 2012	/s/ Jennifer A. Frisch
Jennifer A. Frisch
Chief Accounting Officer