Form 10-K
period 2012-12-31
ZaZa Energy Corp
filed 2013-04-02
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35432

ZAZA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2986089
(State or other jurisdiction of incorporation)	(I.R.S. EmployerIdentification Number)

ZaZa Energy Corporation
1301 McKinney St Suite 2850
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 28, 2013, there were 102,519,001 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of February 28, 2013 was $62,813,483.   (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2013 Annual Meeting of Stockholders.

ZAZA ENERGY CORPORATION

PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

See the "Glossary of Selected Oil and Natural Gas Terms" at the end of Item 1 for the definition of certain terms in this annual report.

            ZaZa Energy Corporation (“ZaZa”) is an independent exploration and production company focused on unconventional oil and gas resources, particularly tight oil plays. ZaZa has grown its existing property base by developing and exploring its acreage, purchasing new undeveloped leases, and acquiring oil and gas producing properties and drilling prospects. According to our external engineering firm, Ryder Scott, as of December 31, 2012, ZaZa LLC's proved reserves were 3,348 MBOE.

ZaZa is a Delaware corporation formed for the purpose of being a holding company of both Toreador Resources Corporation, a Delaware corporation (“Toreador”), and ZaZa Energy, LLC, a Texas limited liability company (“ZaZa LLC”), from and after completion of the Combination, as described below. Prior to the Combination on February 21, 2012, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In this Annual Report on Form 10-K, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa and its subsidiaries.

ZaZa's principal executive office is located at, 1301 McKinney Street, Suite 2850, Houston, Texas 77010 (telephone number: (713) 595-1900).

On February 22, 2012 our common stock began trading on the NASDAQ Capital Market under the trading symbol "ZAZA".

Creation of ZaZa Energy Corporation

On February 21, 2012, we consummated the combination (the “Combination”) of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, and as subsequently amended (as amended, the “Merger Agreement”).

Pursuant to the Merger Agreement, (i) a wholly-owned subsidiary of ZaZa merged with and into Toreador (the “Merger”), with Toreador continuing as a surviving entity, (ii) the three former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to ZaZa (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to ZaZa (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly-owned subsidiaries.

The Combination was treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador were recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

At the effective time of the Merger, each share of common stock of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the “Common Stock”), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011, among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to ZaZa in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination

(the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”).

Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC, the parties completed the Profits Interests Contribution pursuant to which ZaZa acquired their net profits interests from such holders in exchange for $4.8 million in cash.

Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the “Senior Secured Notes”) in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP.  As a result of prepayments in connection with the dissolution of our Hess joint venture and certain asset sales, discussed in more detail elsewhere, we had reduced the outstanding principal amount of the Senior Secured Notes to $33.2 million as of December 31, 2012. In connection with the issuance of the Senior Secured Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the “Warrants”) representing 20.6% of the outstanding shares of our common stock at the closing of the Combination, on a fully diluted and on an as-converted basis. The Warrants expire in five years and are exercisable at any time after August 21, 2012. As a result of anti-dilution adjustments in connection with our issuance of $40 million of Convertible Senior Notes due 2017 in October 2012, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.04 per share. In connection with our recent amendment to the terms of the Senior Secured Notes discussed elsewhere, we agreed to reduce the exercise price of the Warrants to $2.00 per share.

ZaZa Energy, LLC

ZaZa LLC was formed in March 2009 primarily to acquire and develop unconventional oil and gas resources and was a privately-held company until February 21, 2012 when it was contributed to ZaZa as part of the Combination. ZaZa LLC was previously controlled by the ZaZa Founders who each beneficially owned one-third of the outstanding limited liability company interests of ZaZa LLC. ZaZa LLC's operations have been concentrated in south Texas, including its exploration area in the core area of the Eagle Ford shale formation and in the eastern extension of the Eagle Ford/Woodbine formation, which we refer to as the "Eaglebine."

ZaZa LLC’s initial exploration and production activities were undertaken primarily through a joint venture with Hess Corporation, which accumulated approximately 121,000 gross acres (approximately 11,500 net acres to ZaZa LLC).  ZaZa LLC operated the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship. This provision enabled ZaZa LLC to build an operating track record during this first year of drilling. As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells. Hess then elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012. In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 indicating that Hess intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated. The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the Hess joint venture in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres). As described below, Toreador also exited its joint venture with Hess in France, which had stalled due to French governmental regulations on the development of unconventional resources. This resulted in ZaZa converting its 50% working interest in the French exploration licenses to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions in connection with the dissolution of the joint venture, ZaZa also received an aggregate of $84 million in cash from Hess. For a complete description of the transactions in connection with the dissolution of the Hess Joint Venture, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2012 Developments - Hess Joint Venture Dissolution Agreement.”

ZaZa LLC also had accumulated approximately 82,000 gross acres (approximately 60,000 net acres) in the Eaglebine formation, which acreage was not part of its joint venture with Hess.  On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources

Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (98,520 net acres). Under the terms of the transaction, ZaZa LLC: obtained a 75% working interest in the acquired acreage; was designated as operator; committed to drill one well; was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range. After a casing collar failure on the commitment well, Range granted ZaZa LLC an extension to drill a substitute well, which is scheduled for the third quarter of 2013.  For a complete description of the transactions in connection with the Range joint venture, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- 2012 Developments -- Range Transaction.”

Toreador Resources Corporation

Prior to the Combination, Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. At the time of the Combination, Toreador operated solely in the Paris Basin and its operations consisted of (i) a joint venture with Hess Corporation in the Paris Basin focused on unconventional resources and (ii) conventional Paris Basin assets held by ZaZa Energy France SAS.

The unconventional resource joint venture with Hess stalled due to French governmental regulations.  ZaZa ended the Hess Paris venture in July 2012 by exchanging its 50% working interest in the Paris Basin exploration licenses it held together with Hess for a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.  Following ZaZa’s exit from the unconventional resource play in France, ZaZa divested its Paris Basin conventional assets in December 2012 through the sale of 100% of the shares in ZaZa Energy France SAS to Vermillion REP SAS, a wholly-owned subsidiary of Vermillion Energy Inc., for a net sales price of approximately $76 million.  At the end of 2012, ZaZa’s only exploration and production asset in France was the Hess royalty interest, which is held by ZaZa.

Recent Development in Business Relationships

After the termination of the Hess joint venture and the disposition of its French oil and gas properties, ZaZa’s principal assets were approximately 66,000 net acres in the Eagle Ford core and approximately 89,000 net acres in the Eaglebine. The Company's strategic objectives since then have focused on executing drilling operations to further appraise its acreage and evaluating joint venture opportunities to realize its development.  Since the dissolution of the Hess joint ventures, ZaZa has drilled two wells in the Eaglebine and one well in the Eagle Ford and has entered into the joint venture with EOG Resources, Inc. described below.

Eaglebine Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc., (“our counterparty”), for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts,  the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest, our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

In the first phase, we will transfer 20,000 net acres, approximately 15,000 of which will come from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described above.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013.

Within 60 days of completion of the third well under the first phase, our counterparty will have the option to elect to go forward with the second phase of the joint development.  If they so elect, we will transfer an additional

20,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completions costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Within 60 days of completion of the second phase, our counterparty will have the option to elect to go forward with the third phase of the joint development.  If they so elect, we will transfer an additional 15,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Sale of Moulton acreage

On March 5, 2013 the Company entered into a purchase and sale agreement to sell its remaining Moulton prospect for approximately $9.2 million. This transaction is expected to close on or before April 5, 2013 and is subject to normal closing conditions.

On March 22, 2013, we entered into an agreement to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $43.3 million in cash.  The closing of the sale of the Moulton properties is expected to occur during the second quarter of 2013, and net proceeds from the sale, after closing purchase price adjustments and expenses, are expected to be approximately $42 million.  The closing is subject to normal closing conditions, and the amendment of ZaZa’s securities purchase agreement for its senior secured notes, and there can be no assurance that this transaction will be consummated.  We intend to use these net proceeds to fund a portion of capital expenditures for exploration on our other properties and/or to repay indebtedness.

Strategy

ZaZa’s strategy is to identify prospective unconventional acreage, appraise such acreage and then realize the development of high-graded units through a combination of self-funded development and joint ventures.  To this end, ZaZa maintains a team of technical and commercial personnel with experience in unconventional resources.  ZaZa’s operations in the Hess venture demonstrated a track record of identifying prospective unconventional acreage, acquiring material land positions, and appraising and developing such acreage as its operator.  As ZaZa evaluates additional joint venture opportunities with other companies, ZaZa will evaluate whether a transition of operatorship to the joint venture partner is appropriate.  When transition occurs, ZaZa can then redeploy its personnel to the evaluation and acquisition of new acreage, the development of its self-funded acreage and/or  the delineation of other areas that it is considering for joint ventures.

Areas of Operations

ZaZa owns producing and non-producing oil and gas properties in proven or prospective basins that are primarily located in South Texas.  ZaZa’s producing areas are in the Eagle Ford shale located in Gonzales, Fayette, Dewitt, and Lavaca counties.  ZaZa also owns prospective acreage in the Eaglebine formation located in Madison, Grimes, and Walker counties.  All of ZaZa's assets (other than the overriding royalty interest in certain French production licenses obtained in connection with the dissolution of the Hess joint venture), including long-lived assets, are located within the United States. The following is a summary of its major operating areas.

Eagle Ford Shale

For the year ending December 31, 2012, ZaZa drilled or participated in 13 gross wells and 1.23 net wells all successful in the Eagle Ford shale. ZaZa also operated 100% of the Boening A-1H well, which began initial flow back in February 2013.  ZaZa also installed a pumping unit on its Crabb Ranch well in Gonzales county sustaining production rates over 200 Bbls per day. In 2012, ZaZa's Eagle Ford operations were conducted as 100% ZaZa operations on the Boening A-1H and non-operated participation with GeoResources (Halcon) on the Ring Unit 1 through 5 wells.

As of December 31, 2012, ZaZa owns operating interest in four Eagle  Ford producing wells and non-

operating working interests in ten Eagle  Ford producing wells located in South Texas. Our management intends to continue to acquire non-operating working interests in both prospective and producing wells when the opportunity arises and to acquire such properties at attractive valuations. Such interests may be in wells that are considered either conventional or unconventional.

Eaglebine Shale

The Eaglebine is an expansion area of the Eagle Ford shale, but is also prospective for the Woodbine shale as well as the Lower Cretaceous comingled conventional section, hence the industry term "Eaglebine." ZaZa was in the process of drilling 2 gross, 1.75 net wells in the Eaglebine Shale area across the December 31, 2012 timeline one horizontal well targeting the Lower Eaglebine Shale (Stingray A-1H) and one vertical well targeting the Lower Cretaceous (Commodore A1-V). ZaZa’s operations on the Stingray A-1H successfully drilled a vertical pilot hole through the Lower Eaglebine section obtaining critical open hole logs and core data.  ZaZa then plugged back and successfully drilled a +4000’ lateral targeting the Lower Eaglebine section, ran production casing and fracked 15 of 16 stages. At that point the wellbore suffered a casing collar failure in the 5½’ casing. ZaZa has re-entered the wellbore to drill vertically to the Lower Cretaceous.   ZaZa also commenced drilling the Commodore A-1V, a vertical well designed to test the Lower Cretaceous section. This well reached total depth and production casing was run on February 10, 2013. ZaZa plans to continue drilling vertical and horizontal wells to demonstrate the commercial viability of the play. Once demonstrated, ZaZa plans to move into the development phase, where it may drill up to one well per month, subject to availability of capital resources to do so. The Company continues to exercise options and extensions maintaining the Eaglebine leases.

On March 29, 2012, ZaZa LLC announced that it had entered into a farm-in transaction with Range to increase its position in the Eaglebine. Currently, ZaZa holds approximately 135,000 gross acres (89,000 net acres) in the Eaglebine. ZaZa’s Eaglebine operations are wholly-owned, but ZaZa intends to explore ways to accelerate the drilling program on its Eaglebine acreage by selectively partnering with others. The first such joint venture is the EOG JV.  ZaZa also expects to finance a portion of its Eaglebine program with cash flow from operations. If cash flow from operations is not sufficient to fund this program, ZaZa would be required to seek additional financing to maintain and expand this program.

Title to Properties

            ZaZa believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the oil and gas industry, ZaZa makes title investigations and receives title opinions of local counsel not on acquisition but only before it commences drilling operations. ZaZa believes that it has satisfactory title to all of its other assets. ZaZa's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. Although title to its properties is subject to encumbrances in certain cases, ZaZa believes that none of these burdens will materially detract from the value of ZaZa's properties or from its interest therein or will materially interfere with its use of the properties in the operation of its business.

Oil and Gas Continuing Operations

The following tables present our production data for the referenced geographic areas for the periods indicated:

	For the Year Ended December 31, 2012
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	48,492	50,780	58,862
Moulton	10,268	34,106	35,817
Sweet Home	-	-	-
Hackberry	101,335	8,189	25,078
Eaglebine	-	-	-
Other Onshore	2,118	4,523	4,876
Total	162,213	97,598	124,634

	For the Year Ended December 31, 2011
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	9,551	24,829	26,421
Moulton	-	-	-
Sweet Home	-	-	-
Hackberry	-	-	-
Eaglebine	-	-	-
Other Onshore	2,095	2,955	3,304
Total	11,646	27,784	29,725

For the Year Ended December 31, 2010
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	-	-	-
Moulton	-	-	-
Sweet Home	-	-	-
Hackberry	-	-	-
Eaglebine	-	-	-
Other Onshore	4,247	4,331	5,038
Total	4,247	4,331	5,038

Capital Expenditures

The following table summarizes information regarding ZaZa's development and exploration capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Additions to oil and gas properties	$53,789	$10,667	$6,436
Additions to furniture and fixtures	291	1,975	831
Total capital expenditures	$54,080	$12,642	$7,267

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2012. "Gross" represents the total number of acres or wells in which we own a working interest. "Net" represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing oil or gas.

	Acres				Productive Wells
	Undeveloped		Developed		Gross		Net
	Gross	Net	Gross	Net	Gas	Oil	Gas	Oil
Eagle Ford
Cotulla	2,270	1,973	-	-	-	-	-	-
Moulton	10,989	10,543	824	824	-	7	-	1.6
Sweet Home	35,405	34,076	-	-	-	-	-	-
Hackberry	22,086	19,537	1,325	1,325	2	-	2	-
Eaglebine	134,711	89,034	-	-	-	-	-	-
Other Onshore U.S.	640	426	2,424	59	-	4	-	0.1

The following table sets forth our interest in undeveloped acreage as of December 31, 2012 that is subject to expiration in 2013, 2014, 2015 and thereafter:

2013		2014		2015		Thereafter
Gross	Net	Gross	Net	Gross	Net	Gross	Net

104,875	77,937	67,309	51,108	31,884	25,025	2,033	1,519

Drilling Activity

The following table sets forth the number of gross exploratory and development wells ZaZa drilled or in which it participated during 2012, 2011and 2010.  Productive wells are either producing wells or wells capable of production.

	Gross Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2012	-	-	-	13	-	13
Year ended December 31, 2011	-	-	-	20	-	20
Year ended December 31, 2010	-	-	-	5	-	5

The following table sets forth the number of net exploratory and net development wells drilled by ZaZa during 2012, 2011and 2010 based on its proportionate working interest in such wells.

	Net Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2012	-	-	-	1.23	-	1.23
Year ended December 31, 2011	-	-	-	2.00	-	2.00
Year ended December 31, 2010	-	-	-	0.20	-	0.20

As of December 31, 2012, ZaZa had an additional two exploratory wells being drilled, the Stingray and Boening, that are currently being completed and are pending final results.  We have determined the horizontal portion of the Stingray to be dry due to the casing restriction and have recorded $12.9 million in exploration expense. These wells are located in our Eaglebine area.  Additionally, 8 of the gross wells, (0.8 net), drilled in 2012, were in the Cotulla area which was divested in the Hess joint venture dissolution.

Marketing and Customers

Prior to the dissolution of the Hess joint venture, ZaZa Energy, LLC was dependent upon Hess for all of its oil sales revenue, which had been primarily delivered from two purchasers, Shell Oil and Superior Oil Company.  With the dissolution of the joint venture, ZaZa retained production from three operated producing Eagle Ford Shale wells.  Sales revenue from these wells is delivered from GulfMark Energy (“GulfMark”); however, multiple purchaser options exist for this production. All existing purchaser contracts are on monthly or “evergreen” terms. Our financial condition and results of operations could be materially adversely affected if this purchaser fails to pay or ceases to acquire its production on terms that are favorable to us, or if the purchaser decreases demand. Should this occur, we are confident we can obtain new contracts that are similar in terms and conditions, and we do not anticipate a significant fluctuation in operations or sales.

We currently receive favorable pricing for crude oil produced from our operated Eagle Ford Shale properties due to the high quality content of the crude and the geographic location of the production.  The crude is considered “sweet” because of its low sulfur content and light because it has API gravity between 40 to 45 degrees.  Since the production exists in relatively close proximity to refineries in Corpus Christi and Houston, we are able to acquire favorable end-market optionality. Crude oil can be transported via truck or pipeline to these markets, or to barge terminals which give us access to several refineries along the Texas and Louisiana Gulf Coast. These options allow us to take advantage of favorable price differentials between West Texas Intermediate (WTI) and Louisiana Light Sweet (LLS) markets. We currently receive an average net price in excess of $8.00 per barrel above WTI.

Since the third quarter of 2011, ZaZa has contracted Texla Energy Management, Inc. (“Texla”) to serve as its agent for the marketing and sale of natural gas production. We receive revenue from natural gas sales and natural gas liquid sales from our three producing Eagle Ford Shale wells. With current market conditions, we do not receive significant revenue from these sales; however, the high natural gas liquid content of the gas stream and high recovery percentage of these liquids translates into a net price that is well above the NYMEX settlement price. One hundred percent (100%) of revenue derived from gas sales is attributable to domestic customers and not foreign customers. Limited gas production that is not sold to Texla is flared.

In addition to our Eagle Ford Shale contracts, ZaZa Energy, LLC has also received bids from multiple buyers for both crude oil and natural gas production from its Eaglebine properties. With multiple buyer options, we believe we can assure competitive pricing, reduce buyer credit exposure and market production quickly if needed. Given the similar quality content of the crude oil and the same geographic location advantage as our existing production, we expect to receive a premium price for our crude oil that is as favorable as our Eagle Ford Shale production. Gas gathering and processing options are limited for our Eaglebine properties and will be addressed on a well-by-well basis.  We are in the process of negotiating central gas gathering and processing options for all future Eaglebine production.

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

Summary of Oil and Natural Gas Reserves as of December 31, 2012 and 2011

The following table sets forth information about ZaZa's estimated net proved reserves at December 31, 2012 and 2011 for our properties in the Eagle Ford.  Ryder Scott Company, L.P. (“Ryder Scott”), independent petroleum consultants,  prepared our proved reserves as of December 31, 2012.   Rex Morris, an independent petroleum reservoir engineer, audited our proved reserves as of December 31, 2011.We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, "Extractive Activities-Oil and Gas." No reserve reports have been provided to any governmental agencies.

	At December 31, 2012			At December 31, 2011
	Gas	Oil	Equivalent	Gas	Oil	Equivalent
	(MMcf)	(MBbls)	(MBOE)	(MMcf)	(MBbls)	(MBOE)
Proved developed	303	248	299	1,433	443	682
Proved undeveloped	1,410	2,815	3,049	2,696	502	951
Total proved	1,713	3,063	3,348	4,129	945	1,633

Our proved reserves at December 31, 2012 and 2011 were located in the Eagle Ford Shale in South Texas.

Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Responsibility for compliance in reserves bookings is delegated to a qualified petroleum engineer in our Houston office. The petroleum engineer prepares all reserves estimates for our producing assets. Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history. Other types of data used include 2D seismic recently reprocessed and calibrated to available well control. The tools used to interpret the data included reservoir modeling and simulation, Decline Curve Analyses and data analysis packages. We engage a third-party petroleum consulting firm to prepare all of our proved reserves. See "Third-Party Reserves Preparation" below.

Third-Party Reserves Preparation

The reserves preparation of ZaZa LLC as of December 31, 2012 was performed by Ryder Scott Company, L.P. (Ryder Scott).  Ryder Scott evaluate oil and gas properties and independently certify petroleum reserve quantities in the U.S. and internationally. Founded in 1937, Ryder Scott is one of the largest, oldest and most respected reservoir-evaluation consulting firms in the industry.  For the last 10 years, Ryder Scott has been the most widely used consulting firm for preparing annual petroleum reserves certifications for filers with the SEC, according to research firm John S. Herold, Ryder Scott also serves clients listed on the London, Ontario, Toronto, Hong Kong, Australian and other stock exchanges.

Ryder Scott determined that the estimates of reserves for ZaZa LLC conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the recently amended Rule 4-10(a) of Regulation S-X. Ryder Scott prepared our proved reserves as at December 31, 2012, based upon their evaluation. The report is attached to this Annual Report on Form 10-K as Exhibit 99.1.

The reserves audit of ZaZa LLC as of December 31, 2011 was performed by Rex Morris a Consulting Reservoir Engineer. Mr. Morris has over 30 years' experience as a practicing petroleum engineer specializing in reservoir modeling and economics. He earned a Bachelor's of Science in Natural Gas Engineering from Texas A&I University and is a member in good standing in the Society of Petroleum Engineers.

Rex Morris determined that our estimates of reserves for ZaZa LLC conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the recently amended Rule 4-10(a) of Regulation S-X. Rex Morris issued an unqualified audit opinion on our proved reserves at December 31, 2011, based upon his evaluation. The opinion concluded that our estimates of proved reserves were, in aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles.

Proved Undeveloped Reserves

As of December 31, 2012, our proved undeveloped reserves ("PUDs") totaled 2,815 Mbbl of crude oil and 1,410 Mmcf of natural gas, all of which were associated with the Eagle Ford field. As of December 31, 2012, PUDs represented approximately 91% of our total proved reserves. We currently estimate that future development costs relating to the development of these PUDs are projected to be approximately $21.0 million in 2013, $37.6 million in 2014, $41.0 million in 2015 and $11.6 million in 2016

As of December 31, 2011, our proved undeveloped reserves ("PUDs") totaled 502 Mbbl of crude oil and 2,696 Mmcf of natural gas, all of which were associated with the Eagle Ford field. As of December 31, 2011, PUDs represented approximately 58% of our total proved reserves. We currently estimate that future development costs relating to the development of these PUDs are projected to be approximately $2.3 million, $1.8 million and $3.3 million in 2012, 2013 and 2014, respectively.

Insurance Matters

As is common in the oil and gas industry, we do not insure fully against all risks associated with our business either because such insurance is unavailable or because premium costs are considered prohibitive. A material loss not fully covered by insurance could have material adverse effect on our financial position, results of operations or cash flows. We maintain insurance at levels we believe to be customary in the industry to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment. Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law.

Office Leases

We occupy 46,121 square feet of office space at 1301 McKinney St, Houston, Texas 77010;  6,376 square feet of office space at 600 Leopard St., Corpus Christi, Texas 78401;  374 square feet of office space at 13760 Noel Rd., Dallas, Texas 75240; and 2,000 square feet of office at 176 Hwy 19, Huntsville, Texas 77340.  The total rental expense for 2012 was approximately $1.2 million.

Employees

ZaZa had 39 full-time employees, none of whom are represented by unions or are covered by collective bargaining agreements.  To date, ZaZa has not experienced any strikes or work stoppages due to labor problems, and believes that it has good relations with its employees.  In addition, ZaZa directly engages approximately 31 independent contractors.

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

Internet Address/Availability of Reports

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our website at http://www.zazaenergy.com  as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.  Corporate governance materials, guidelines, charter and code of conduct are also available on the website. A copy of corporate governance materials is available upon written request to the

Company. The Company will disclose any changes or amendments to the Company’s code of ethics as well as waivers to the code of ethics by posting such changes or waivers on the Company’s website.

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

"Proved developed reserves ("PDP") —Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

"Proved reserves"—The estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

"Proved undeveloped reserves ("PUD") —Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company

Our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in their audit opinion for our December 31, 2012 financial statements.

Our audited financial statements for the year ended December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 1, 2013, in connection with the audit of our financial statements for the year ended December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity.  The fact that we have received this “going concern qualification” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is possible stockholders may lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and gas reserves.

The oil and gas exploration and development industry is capital intensive. We expect to continue making substantial capital expenditures in our business and operations for the purpose of exploration, development, production and acquisition of, oil and gas reserves. Historically, we financed capital expenditures in part from contributions, bonus payments and cost reimbursements by Hess under our joint venture with them. As a result of the termination of our joint venture with Hess in 2012, we have sold assets and incurred indebtedness in order to provide capital to carry out our activities. To maintain our oil and gas leases and pursue our planned drilling program, we will need to raise additional capital.  Our cash flow from operations and access to capital are subject to a number of variables that may or may not be within our control, including:

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

We will need to raise capital to maintain our oil and gas leases and finance our drilling operations. We intend to pursue various strategies to raise capital, including asset sales, debt or equity financing, and joint ventures.  However, our existing indebtedness contains covenants that restrict our ability to pursue these strategies.  If we are unable to sell assets or if financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to implement our strategy, including executing on our portfolio of drilling opportunities or expanding our existing portfolio. There can be no assurance as to our ability to sell assets or as to the availability or terms of any joint ventures or other financing.

The failure to obtain additional capital could result in an inability to implement our strategy to pursue our drilling program and a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to possible write-downs in the carrying value of our properties, a material decline in our oil and gas reserves as well as our revenues and results of operations.  The failure to obtain additional capital could also materially adversely affect our operations and prospects, including potentially resulting in the reversion of certain portions of our acreage to the lessors.

If we are unable to find a joint venture partner or partners in the Eagle Ford to finance development costs or to complete the joint development of our Eaglebine acreage with EOG Resources, we may need to find alternative sources of capital, which may not be available on favorable terms, or at all.

We are currently planning to have discussions with potential joint venture partners to develop our properties in the Eagle Ford trend, evaluating asset sale options for our properties in the Eagle Ford trend, and have recently entered into a joint development arrangement with EOG Resources for certain of our Eaglebine acreage. ZaZa holds approximately 89,000 net acres in the Eaglebine (before giving effect to any transfers of interests therein to EOG Resources), and approximately 66,000 net acres in the Eagle Ford (before giving effect to our sale of our Moulton properties). There can be no assurances that we will identify a joint venture partner or partners for our Eagle Ford acreage or that such partner(s) will provide funding on acceptable terms to develop the existing properties or acquire new properties. There can be no assurances that we will be able to sell assets in the Eagle Ford trend at valuations we deem acceptable.  There can also be no assurances that EOG Resources will elect to proceed with subsequent phases of the joint development of our Eaglebine acreage.  If we cannot identify a joint venture partner or partners for our Eagle Ford acreage, sell assets at acceptable valuations or are unable to complete the joint development of our Eaglebine acreage, we will need to utilize cash flow from other operations or will need to find alternative sources of capital to finance operations, which may slow the development of our properties and have a material adverse effect on our operations and prospects.

Joint venture agreements that we may enter into could present a number of challenges that could have a material adverse effect on our business, financial condition and results of operations.

We are seeking joint venture partners to develop our properties in the Eagle Ford trend and have recently entered into a joint development arrangement with EOG Resources for certain of our Eaglebine acreage. Joint venture and joint development arrangements typically present financial, managerial and operational challenges, including potential disputes, liabilities or contingencies and may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•	the joint venture partners may share certain approval rights over major decisions, including the acquisition of oil and gas properties;
•	the joint venture partners may not pay their share of the joint venture’s obligations, potentially leaving us liable for their share of such obligations;
•	the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;
•	the joint venture partners may terminate the agreements under certain circumstances;
•	we may incur liabilities or losses as a result of an action taken by the joint venture partners; and
•	disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue any joint venture or joint development arrangement or to resolve disagreements with the joint venture partners could materially adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn negatively affect our financial condition and results of operations.

Our indebtedness and near term obligations could materially adversely affect our financial health, limit our ability to finance capital expenditures and future acquisitions and prevent us from executing our business strategy.

We have approximately $33 million outstanding in aggregate principal under our Senior Secured Notes due 2017 (the “Senior Secured Notes”) and $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and we may incur additional indebtedness in the future. In addition, we have approximately $47 million outstanding in aggregate principal amount under our Subordinated Notes.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

Our ability to comply with restrictions and covenants, including those in our Senior Secured Notes, Convertible Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our Senior Secured Notes also contain restrictions on the operation of our business, such as limitations on the sale and acquisition of assets, limitations on entering into joint ventures, limitations on restricted payments, limitations on mergers and consolidations, limitations on loans and investments, and limitations on the lines of business in which we may engage, which may limit our activities. Our Convertible Notes contain certain of the foregoing restrictions as well. We must obtain consent from the holders of a majority of the Senior Secured Notes for all transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes and with certain carveouts to enter into our joint venture with EOG and to sell our Moulton acreage. Thus, we may not be able to manage our cash flow in a manner that maximizes our business opportunities. Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Secured Notes and our Convertible Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

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

If we do not satisfy our drilling obligations under our agreement with Range, we could lose a portion of our acreage and revenue stream in the Eaglebine, which could adversely affect our expected revenues.

On March 28, 2012, the Company entered into a Participation Agreement (the “Range Agreement”), and associated Joint Operating Agreement, with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which the Company agreed to acquire a 75% working interest from Range in certain leases located in Grimes Country, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and the Company committed to drill a well (the “Commitment Well”).  The Company recently ceased completion operations at the Commitment Well, and effective January 16, 2013, the Company and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  Under the terms of the Amendment, if the Company fails to commence re-completion operations at the Commitment Well (the “Re-entry Well”) in a bona fide attempt to complete the Re-entry Well as a vertical well within 60 days of January 16, 2013 (the Company has timely commenced such operations) or fails to commence drilling of a substitute well for the Commitment Well within 180 days of January 16, 2013, the Company will be required to assign a 25% working interest in the Leases to Range, resulting in the Company retaining a 50% working interest in the Leases, and transfer operatorship in the Leases to Range.  If the Company fails to meet either of these deadlines, the foregoing remedies will have an impact on our expected revenues in the Eaglebine.

Our ability to use net operating loss carryforwards to offset future taxable income may be limited or such net operating loss carryforwards may expire before utilization.

As of December 31, 2012, we had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $45.2 million, which expire at various dates from fiscal year 2026 through fiscal year 2032. These net operating loss carryforwards, subject to certain requirements and restrictions, including limitations on their use as a result of an “ownership change”, may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. We are required to evaluate the likelihood of utilizing the NOLs according to a “more likely than not” standard in accordance with GAAP and, if as a result of such evaluation we determine we may not be able to meet such standard, we may be required to recognize a valuation allowance for this deferred tax asset. The recognition of a valuation allowance would reduce earnings and would also result in a corresponding reduction of stockholders’ equity. Recognition of a valuation allowance is a non-cash charge to earnings and it does not preclude us from using the NOLs to reduce future taxable income otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. The amount of taxable income in each tax year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). An “ownership change” would occur if stockholders, deemed under Section 382 to own 5% or more of our capital stock by value, increase their collective ownership of the aggregate amount of our capital stock to more than 50 percentage points over a defined period of time. In the event of certain changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited at some point in the future by the annual limitations described in Sections 382 and 383 of the Code.

We have disclosed a material weakness in our internal disclosure controls and procedures which could erode investor confidence, jeopardize our ability to obtain insurance, and limit our ability to attract qualified persons to serve at ZaZa.

As of December 31, 2012, an evaluation was conducted by ZaZa management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of material weaknesses in our internal controls over financial reporting resulting from the write off of exploration costs associated with a failed lateral portion of an exploratory well, and an error in the calculation of certain deferred income tax losses.

Our management believes that this error was a result of the failure of coordination between our personnel that make our determinations of well outcomes and our personnel that prepare our financial statements. This evaluation is more fully described elsewhere in this Annual Report on form 10-K for the fiscal year ended December 31, 2012. Failure to comply with rules regarding internal controls and procedures may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

Our management identified an error in the calculation of certain deferred tax liabilities for the period ended March 31, 2012.  This error was corrected prior to our filing of the financial statements for such period with the SEC.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  Notwithstanding the correct presentation in our financial statements, our management believes that this error was a result of the failure of coordination between our personnel that calculate our tax liabilities and our personnel that prepare the financial statements.

Management is reviewing remediation steps necessary to address the material weaknesses and to improve our internal control over financial reporting.  We intend to correct the material weaknesses promptly.

Title to the properties in which ZaZa has an interest may be impaired by title defects.

ZaZa generally obtains title opinions on significant properties that it drills or acquires. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. Generally, under the terms of the operating agreements affecting its properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which ZaZa holds an interest, we could suffer a material financial loss.

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

Our success will depend on the results of our exploration, development and production activities. Oil and gas exploration, development and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or inaccurate or subject to varying interpretations or uncertainty. Costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, and such work stoppage may not be covered by our insurance, including:

•	shortages of or delays in obtaining equipment and qualified personnel;
•	pressure or irregularities in geological formations;
•	equipment failures or accidents;
•	the joint venture partners may not pay their share of the joint venture’s obligations, potentially leaving us liable for their share of such obligations;
•	the joint venture partners may have options to assume the operation of the properties acquired by the joint venture;
•	the joint venture partners may terminate the agreements under certain circumstances;
•	we may incur liabilities or losses as a result of an action taken by the joint venture partners; and
•	disputes between us and the joint venture partners may result in delays, litigation or operational impasses.

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

Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Decline rates are typically greatest early in the productive life of a well. Estimates of the decline rate of an oil or gas wells, and those in shale formations, in particular are inherently imprecise, and are less precise with respect to new or emerging oil and gas formations with limited production histories than for more developed formations with established production histories. Our production levels and the reserves that we may recover from our wells will change if production from our existing wells declines in a different manner than we have estimated. Thus, our future oil and gas reserves and production and, therefore, our future cash flow and results of operations, are highly dependent upon our success in efficiently developing and exploiting our current properties and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves or future production at acceptable costs. If we are unable to replace our current or future production, our cash flows and the value of our reserves may decrease, and have a material adverse effect on our business, financial condition and results of operations.

We are concentrated in one geographic area, which increases our exposure to many of the risks enumerated herein.

Currently, ZaZa’s operations are highly concentrated in the Eagle Ford shale and the Eaglebine. This concentration increases the potential impact that many of the risks stated herein may have upon our ability to perform. For example, we have greater exposure to regulatory actions impacting Texas, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets.

We have historically depended on a few customers and a loss of any customer or a decrease in demand would adversely affect our business and operating results.

Our customer base has been highly concentrated. GulfMark is the primary purchaser of the Company’s crude oil, and Texla is our primary purchaser of natural gas.  We expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future.

Hedging activities may require us to make significant payments that are not offset by sales of production and may prevent us from benefiting from increases in oil prices.

ZaZa has not historically entered into hedging transactions. However, we may in the future enter into various hedging transactions for a portion of our production in an attempt to reduce our exposure to the volatility of oil prices. In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged. In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging also could prevent us from receiving the full advantage of increases in oil prices above the fixed amount specified in the hedge.

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

Our success is largely dependent upon our ability to attract and retain personnel with the technical expertise, specialized knowledge and training, skills and experience required for our business. An inability to sufficiently staff our operations or the loss of the services of one or more members of our senior management or of numerous employees with technical skills could have a material adverse effect on our business, financial position, results of operations, cash flows and future growth. While we have entered into employment arrangements with certain of our senior executives, and while a number of consultants have consulting agreements with us, there can be no assurances that any of them will remain with us.

Shortage and competition in hydraulic fracturing services could impede our ability to develop our shale plays.

The unavailability or high cost of high pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water, and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within its budget. Our industry is experiencing a growing emphasis on the exploitation and development of shale gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in shale plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, or water, especially if this shortage occurred in South Texas, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.

ZaZa does not own all of the land on which its transportation pipelines and gathering and treating systems are located, which could materially disrupt its operations.

ZaZa does not own all of the land on which its gathering and treating systems have been constructed, and we are therefore subject to the possibility of increased costs to retain necessary land use. ZaZa obtains the rights to construct and operate our gathering and treating systems on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Our property acquisition strategy could fail or present unanticipated problems for our business in the future, which could materially adversely affect our ability to make property acquisitions or realize anticipated benefits of those acquisitions.

Our growth strategy includes acquiring oil and gas properties depending on the availability of capital. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;
•	ability or impediments to conducting thorough due diligence activities;
•	an increase in our expenses and working capital requirements;
•	the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;
•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity, if any, to finance acquisitions;
•	a significant increase in interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	the assumption of unknown liabilities, losses, or costs for which we are not indemnified or for which indemnity is inadequate; and
•	the incurrence of other significant charges, such as impairment of oil and gas properties, asset devaluation, or restructuring charges.

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

We are subject to regulations that are evolving and may cause us to incur substantial costs.

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

Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and gas wells. A major risk inherent in our drilling plans is the need to obtain drilling permits from applicable federal, state and local authorities. Delays in obtaining regulatory approvals or drilling permits for producing and water injection wells, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore or develop its properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. Any or all of these contingencies could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing its property interests as planned. Conditions, delays or restrictions imposed on the management of groundwater produced during drilling could severely limit our operations or make them uneconomic.

Changes in laws and regulations could affect our costs of operations, production levels, royalty obligations, price levels, environmental requirements, and other aspects of our business, including our general profitability. We are unable to predict changes to existing laws and regulations. For example, the U.S. Environmental Protection Agency, or the “EPA,” has recently focused on public concerns about the risk of water contamination and public health problems from drilling and hydraulic fracturing activities. This renewed focus could lead to additional federal and state regulations affecting the oil and gas industry. There can be no assurance that present or future regulations will not materially adversely affect our business and operations, including that we may be required to suspend drilling operations or shut-in production pending compliance. Additional regulations or other changes to or reinterpretations of existing laws and regulations could significantly impact our business, results of operations, cash flows, financial position and future growth.

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. The exploration and production of oil and gas involves many risks concerning equipment and human operational problems that could lead to leaks or spills of petroleum products. Under certain environmental laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where ZaZa’s petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties, and remediation costs. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its own results of operations, competitive position or financial condition.

Possible legislation and regulations related to global warming and climate change could have a material adverse effect on our operations and the demand for oil and gas.

In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA recently adopted regulations under existing provisions of the Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and that regulate emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration, or “PSD,” and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources subject to permitting first. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. Although our current operations do not require PSD or Title V air permits and are not affected by the tailoring rule, the rule may affect us in the future as its operations grow. Such EPA rulemakings could materially adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. As a result of these regulatory initiatives, our operating costs may increase in compliance with these programs. The EPA has also adopted regulations requiring the reporting of GHG emissions from specified large GHG emission sources in the United States including certain onshore and offshore oil and gas production facilities, which may include certain of our operations, beginning in 2012 for emissions occurring in 2011.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have a material adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have a material adverse effect on our financial condition and results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves.

Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations to stimulate hydrocarbon (oil and gas) production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with several wells or proposed wells for which we are the operator. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and gas from many reservoirs where we have significant acreage. The process is typically regulated by state oil and gas commissions. However, Congress has considered bills which, if enacted, would repeal an exemption in the federal SDWA for the underground injection of hydraulic fracturing fluids near drinking water sources and could result in additional regulatory burdens,  such as permitting, construction, financial assurance, monitoring, recordkeeping and plugging and abandonment requirements.  In addition, several states, including Texas, have adopted rules requiring the reporting and public disclosure of chemicals used in the fracturing process. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

Hydraulic fracturing impacts and practices have also been the subject of a number of governmental and private studies. The EPA is conducting an investigation of hydraulic fracturing practices. On November 3, 2011, the EPA released its study plan on the effects of hydraulic fracturing on human health and the environment to the EPA’s Science Advisory Board for comment. The EPA issued an update on the study on December 21, 2012 and expects to issue the final report in 2014.  On April 13, 2012, the Department of Interior, the Department of Energy and the Environmental Protection Agency issued a memorandum outlining the multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendation of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. These ongoing and proposed studies could lead to initiatives to further regulate hydraulic fracturing. Additional requirements could be imposed, including permitting requirements, financial assurances, public disclosure obligations, monitoring and reporting requirements. New requirements could increase operating costs and any disclosure requirements could increase the possibility of third-party or governmental legal challenges to hydraulic fracturing.

The EPA has also begun to assert regulatory authority over certain aspects of hydraulic fracturing. Recently, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program, or the “UIC,” and is currently developing UIC permitting guidance for hydraulic fracturing activities that use diesel fuel in fracturing fluids. In addition, the EPA has issued new emission standards to reduce VOC emissions from oil and gas exploration and production operations including specific limitations for emissions associated with hydraulic fracturing. In particular, hydraulically fractured gas wells must comply with reduced emission (REC) techniques by January 1, 2015. Further, the agency has announced that one of its enforcement initiatives for its 2011 to 2013 fiscal years would be to focus on environmental compliance by the energy extraction sector. Finally, on October 20, 2011, the EPA announced its plan to propose pretreatment standards for wastewater generated during the hydraulic fracturing process. These governmental studies of hydraulic fracturing impacts and practices and the EPA’s regulatory and enforcement initiatives could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. If hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements and also to attendant permitting delays and potential increases in costs. If such permitting requirements delay our drilling activity, our ability to present reserves, and once presented, book reserves, will be delayed as well.

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

Recently the President and certain members of Congress have proposed changes in the tax code to eliminate certain U.S. federal income tax deductions and credits currently available to oil and gas exploration and production companies. Such proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or, if enacted, how soon such changes would be effective. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.

Laws regulating derivatives established under the Dodd-Frank Act and the regulations being promulgated thereunder could adversely affect our ability to manage business and financial risks by reducing the availability of, and increasing our cost of using, derivative instruments as hedges against fluctuating commodity prices and interest rates.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission, or CFTC, federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate rules and regulations implementing the new legislation.

We have not historically entered into hedging transactions.  If we choose to do so, we will be required to comply with certain clearing and trade execution requirements (or to take steps to qualify for an exemption to such requirements) that are set forth in the new legislation.  In addition, new regulations may require us to comply with margin requirements in connection with our entry into certain derivatives activities, although these regulations are not finalized and their application to us is uncertain at this time. Such a requirement may increase our costs and decrease our profitability. Moreover, our counterparties may also be required to post margin on our transactions and comply with minimum capital requirements, which could result in additional costs being passed on to us, thereby negatively affecting our business, results of operations and financial condition.  Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects.

To the extent we do enter into derivatives transactions, the Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Risks Related to the Ownership of Our Common Stock

We do not intend to pay cash dividends on its common stock in the foreseeable future.

We do not anticipate paying dividends in the foreseeable future, but expect to retain earnings to finance the growth of our business. Therefore, any return on investments will only occur if the market price of our common stock appreciates. In addition, the terms of our Senior Secured Notes and Warrants prohibit the payment of dividends.

An active public market for our common stock may not be sustained.

Prior to the completion of the Combination, no public market existed for the shares of ZaZa Energy Corporation common stock. Although our shares of common stock are listed on the Nasdaq Capital Market, an active public market for our common stock may not be sustained, which could affect the ability to sell, or depress the market price of, our common stock. We are unable to predict whether an active trading market for our common stock will be sustained.

The public price and trading volume of our common stock may be volatile.

The price and volume of our common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic conditions and market trends, including in the energy and oil industries and the financial markets generally;
•	the political, economic and social situation in the United States;
•	actual or expected variations in operating results;
•	variations in quarterly operating results;
•	inability to meet projections in production and revenue;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries;
•	adoption of new accounting standards affecting the industry in which we operate;
•	operations and stock performance of competitors;
•	litigation or governmental action involving or affecting us or our subsidiaries;
•	changes in financial estimates and recommendations by securities analysts;
•	recruitment or departure of key personnel;
•	purchase or sales of blocks of our common stock; and
•	operating and stock performance of the companies that investors may consider to be comparable.

There can be no assurance that the price of our common stock will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that has often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance. The market prices of stock in exploration stage companies have been especially volatile. In addition, price volatility might be worse if the trading volume of shares of the common stock is low. Furthermore, stockholders may initiate securities class action lawsuits if the market price of ZaZa Energy Corporation’s stock declines significantly, which may cause our to incur substantial costs and could divert the time and attention of our management.

We have the ability to issue “blank check” preferred stock, which could affect the rights of holders of our common stock.

Our certificate of incorporation allows the Board of Directors to issue up to 25 million shares of preferred stock and to set the terms of such preferred stock. The terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of our common stock.

The requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

We have limited history operating as a publicly-traded company. We need to comply with certain laws and regulations and public reporting requirements, including the reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, laws, and regulations and rules of the SEC and the Nasdaq. Complying with these statutes, regulations and requirements will increase our general and administrative costs as a result of higher expenses associated with director and officer liability insurance, audit work, regulatory requirements and the establishment and maintenance of heightened corporate governance measures and management oversight. Compliance will occupy a significant portion of our board of directors’ and management’s time.

We are currently:

•	instituting a more comprehensive compliance function;
•

designing, establishing, and evaluating a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies immediately after this offering, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by nonaffiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

Our failure to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and us and have a material adverse effect on our business and stock price.

Prior to the Combination, neither ZaZa nor ZaZa LLC was required to evaluate its internal control over financial reporting in the manner that is currently required of certain public companies in the United States. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC, the Public Company Accounting Oversight Board, including annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses our internal control over financial reporting. The requirement for such auditor report however, will likely not apply for four years (assuming we remain an emerging growth company during such period).

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

Under our stockholders’ agreement with the entities controlled by the ZaZa founders, the significant ZaZa owners, during the three years following the closing of the Combination will be entitled to designate a proportional number of directors to the Board (but not more than seven) based upon the significant ZaZa owners’ (and their permitted transferees’) percentage ownership of ZaZa. The remaining directors of ZaZa will be nominated by a nominating committee consisting of two directors selected by the designees on the Board that were selected by Toreador prior to the closing of the combination (and their successors) and one independent director selected by the significant ZaZa owners. The three individuals that founded ZaZa LLC, the ZaZa founders collectively own approximately 60% of the common stock as of December 31, 2012. During the three years after closing, the ZaZa founders will be required to vote their shares in favor of the nominees of the nominating committee. However, after the third anniversary of the closing, there will be no limitation on the number of directors of ZaZa that the significant ZaZa owners may nominate and elect and, as such, they may be able to nominate and elect the entire Board and remove any directors, including directors who were Toreador designees or nominated by the Board’s nominating committee. In addition, as a result of their share ownership in ZaZa, the significant ZaZa owners will be able to control all matters requiring approval by ZaZa stockholders, including, but not limited to: mergers, consolidations or acquisitions; the sale of all or substantially all of ZaZa’s assets and other decisions affecting ZaZa’s capital structure; the amendment of ZaZa’s certificate of incorporation and bylaws, and ZaZa’s liquidation, winding up and dissolution. Finally, under the stockholders’ agreement, the significant ZaZa owners are subject to a three-year standstill period starting on the date of the consummation of the transactions. However, once the stand-still period ends, there will be no contractual restriction on the significant ZaZa owners’ ability to purchase additional shares of our common stock or take us private on terms that may not be favorable to the other stockholders of ZaZa. The interests of the significant ZaZa owners may not be aligned with the interests of the other stockholders. This concentration of share ownership may have a material adverse effect on the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

The ZaZa founders have economic interests in our properties and their interests may not be aligned with the interests of us.

The ZaZa founders are board members and collectively, beneficially own approximately 60% of our common stock as of December 31, 2012. In addition to their interests as equity owners, each of these individuals also has a direct or indirect overriding royalty interest relating to certain of our properties. These overriding royalty interests generally entitle them to three percent of the net revenue interest associated with sales of oil and gas produced from these properties, without any corresponding responsibility for payment of any expenses.

There is a potential market overhang that could depress the value of our common stock, and future sales of our common stock could put a downward pressure on the price of our shares and could have a material adverse effect on the price of our shares.

In December 2012, we filed a resale registration statement on Form S-1 for the sale of approximately 32 million shares of our common stock, including approximately 27 million shares of common stock issuable upon exercise of our Warrants.  A substantial majority of those shares remain unsold.  In addition, we also filed a resale registration statement on Form S-8 in December 2012 for the sale of approximately 6 million shares of our common stock by certain current and former consultants and employees of the Company.  A substantial majority of those shares remain unsold.  In October 2012, we issued $40 million in aggregate principal amount of our Convertible Notes, which are convertible into 16 million shares of our common stock.  Share of our common stock issued upon conversion of the Convertible Notes may generally be sold by non-affiliates without restriction after October 2013 pursuant to Rule 144 under the Securities Act.  The possibility that substantial amounts of our outstanding common stock may be sold by such holders, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future. In addition, this selling activity could decrease the level of public interest in our common stock, inhibit buying activity that might otherwise help support the market price of our common stock, and prevent possible upward price movements in our common stock.

In addition, the significant ZaZa owners have demand and piggyback registration rights pursuant to our stockholders’ agreement commencing on the six month anniversary of the closing of the Combination. Pursuant to the Lock-Up agreement entered into with the holders of our Warrants, the significant ZaZa owners have significant limitations on their ability to sell any shares for five years, subject to certain exceptions. The possibility that the significant ZaZa owners could sell under those exceptions could add to the effect of such overhang.

Upon the expiration of the non-competition agreements and under certain other circumstances, the three ZaZa founders will be able to directly compete with New ZaZa.

On August 9, 2011, each of the three ZaZa founders (referred to as a “restricted person”) entered into a separate non-competition agreement with ZaZa. The non-competition agreements provide that each of the restricted persons and his controlled affiliates may not engage in, carry on or assist any oil or gas business in specified areas in the Eagle Ford and Eagle Ford/Woodbine resource plays in Texas and the Paris Basin in France or acquire oil and gas interests in, or acquire interests in any businesses with oil and gas interests in, those specified areas, subject to certain exceptions. The restricted persons also agreed not to advise, request, induce, attempt to induce or otherwise divert any customer, supplier, licensee or other business relation of ZaZa, ZaZa LLC and Toreador and their present and future subsidiaries, and further agreed not to materially curtail, limit or cease doing business with any such entities or materially interfere with the customer, supplier and other business relationships of, or oil and gas interests or the businesses of, ZaZa, and its present and future subsidiaries. The non-competition agreement with each restricted person lasts only until the later of the termination of the restricted person’s employment with ZaZa or three years after the consummation of the transaction.

In addition, the non-competition agreements do not apply to any opportunity in which the restricted persons would be prohibited from participating, if such opportunity is first offered to ZaZa and a majority of the full board of directors of ZaZa, including a majority of the disinterested directors, declines to pursue such opportunity, or a majority of the disinterested directors fails to make a determination as to whether ZaZa will pursue such opportunity within ten business days following such offer. Upon the expiration of the non-competition agreements, or during the term of the non-competition agreements if the ZaZa board of directors declines or fails to determine whether to pursue a corporate opportunity within ten business days, the ZaZa founders will be free to pursue competitive activities or such corporate opportunities, which could create conflicts of interest and limit ZaZa’s ability to acquire additional assets or pursue its businesses and could have a material adverse effect on us.

We are a “controlled company” within the meaning of the Nasdaq rules and qualify for, and rely on, exemptions from certain corporate governance standards, which may limit the presence of independent directors on the board of directors or board committees of ZaZa.

The ZaZa founders beneficially own shares of our stock which represents approximately 60% of the outstanding voting power of our capital stock as of December 31, 2012. Accordingly, the ZaZa founders will have the ability to elect our Board of Directors and thereby control the management and affairs of ZaZa. Therefore, we are deemed to be a “controlled company” for purposes of Nasdaq Rule 5615(c)(2). Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect to be exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised of independent directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

            See Items 1 and 2 Business and Properties.

ITEM 3. LEGAL PROCEEDINGS

Tiway Arbitration

Toreador entered into a Share Purchase Agreement (“SPA”) between Tiway Oil BC (“Tiway”), Tiway Oil AS and Toreador on September 30, 2009 for the purchase by Tiway of the entire issued share capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited (“TTL”). Tiway alleges in its request for arbitration that Toreador breached representations and warranties in the SPA as to five matters:

1.

Petrol Ofisi.  Tiway alleges that Toreador breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY

7.6 million ($5.1 million), for which Tiway alleges Toreador is liable for an estimated TRY 2.07 million (approximately $1.38 million), plus estimated interest of TRY 390 thousand ($260 thousand), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). At the September 13, 2012 hearing, the Tribunal decided to complete its examination of two separate expert reports and then decide if it’s necessary to send the case-file to a third expert for the elimination of any conflicts between the first two expert reports.  The hearing scheduled for November 15, 2012 was postponed until December 25, 2012.  At the December 25, 2012 hearing, the court decided that Petrol Ofisi was not entitled to claim TRY 2.07 million from Tiway.  Petrol Ofisi may appeal the decision.

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

5.

Insurance Premiums.  Tiway alleges that Toreador breached its representations and warranties under the SPA in connection with the partial rebates of two insurance premiums.  Two policies were issued in the name of TTL, but when the policies were cancelled (as agreed upon the conclusion of the SPA), the rebates were paid to Toreador.  While Tiway claims estimated damages of approximately $300 thousand, Toreador only received credits and rebates for approximately $108 thousand.  In addition, the credits and rebates may at least in part have related to policies that were not included in the scheduled policies of the SPA.

In addition, Tiway seeks to recover the “significant” costs it has incurred in defending the above claims as damages under the SPA.  ZaZa views any liability at the levels stated in claims 1.- 4. above to be remote because such claims may be deemed withdrawn or are, in management’s opinion, otherwise unsupported by the provisions in the SPA.

On December 12, 2011, Tiway Oil BV (“Tiway”) commenced arbitration against Toreador by submitting a formal Request for Arbitration to the London Court of International Arbitration (“the LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  On August 9, 2012, Tiway agreed a stay of the arbitration against Toreador pending the arbitrators’ award in the International Chamber of Commerce arbitration between TPAO and Tiway.  Tiway and Toreador have negotiated a settlement of all claims, including the insurance premium claim discussed above, for an immaterial amount of cash consideration,  waiver of certain rights under the SPA, and contingent liability for the GDPA training obligations not to exceed $200,000.

Fallen Structures

In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the “Fallen Structures”) and the loss of three natural gas wells. Toreador has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, ZaZa believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with Toreador’s sale of its 26.75% interest in the SASB project to Petrol Ofisi in March 2009 and its sale of TTL to Tiway in October 2009, Toreador agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. Toreador also agreed to indemnify a third-party vendor for any claims made related to these incidents. To date, no claims have been made or are currently anticipated.

Lundin Indemnification

Toreador Energy France (TEF) executed on August 6, 2010, an indemnification and guarantee agreement (“IGA”) for a maximum aggregate amount of €50 million to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit in France. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next nine months.  To date, no claims have been made or are currently anticipated under the IGA.

FLMK/Emerald Leasing Claims

ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases for which the brokers have not delivered to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. To the extent that the Company receives any cash settlement from these persons, it is required to share one-half of the cash settlement with Hess pursuant to the terms of the agreement dissolving the Hess joint venture.

Sankalp Amercias, Inc. Casing Collar Failure

            ZaZa LLC has filed  a lawsuit against Sankalp Americas, Inc. (“Sankalp”).   The dispute has arisen due to the catastrophic loss of a 17,000+ foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas.  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover from Sankalp for its substantial losses caused by such failure.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

            None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SHARES

Our common stock is listed on the NASDAQ Capital Market and commenced trading on February 22, 2012 under the ticker symbol "ZAZA." Prior to that date, there was no public market for our common stock.

As of February 28, 2013, there were approximately 122 holders of record of our common stock and approximately 8,000 beneficial holders of our common stock.

The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ Capital Market based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
2012
First Quarter (a)	$5.07	$3.44
Second Quarter	$5.18	$2.77
Third Quarter	$4.93	$2.81
Fourth Quarter	$3.11	$1.20

(a)	First quarter figures for 2012 are given for the period from February 22, 2012 (the date our common stock commenced trading on NASDAQ) to March 31, 2012.

No dividends have ever been paid on our common stock. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	$-	5,783,467
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$-	5,783,467

Comparative Stock Performance

The performance graph shown below compares the cumulative eleven months since commencement of trading total return to stockholders of ZaZa common stock compared to same period total return on NASDAQ Market Index and Morningstar Group Index.  The comparison assumes an initial investment of $100 and reinvestment of dividends.

	2/21/2012	2/29/2012	3/31/2012	4/30/2012	5/31/2012	6/30/2012	7/31/2012	8/31/2012	9/30/2012	10/31/2012	11/30/2012	12/31/2012
ZaZa Energy Corporation	$100.00	$75.68	$90.15	$92.28	$61.97	$86.87	$72.97	$58.30	$57.34	$27.99	$36.87	$39.58
NASDAQ Market Index	$100.00	$100.64	$104.95	$103.48	$96.20	$99.96	$100.16	$104.72	$106.50	$101.81	$103.22	$103.87
Morningstar Group Index	$100.00	$98.77	$92.52	$92.27	$78.75	$81.70	$84.03	$85.13	$88.63	$86.81	$85.26	$86.77

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is summarized from ZaZa's results of operations for the period from March 4, 2009 (inception) to December 31, 2009 and for the years ended December 31, 2012, 2011 and 2010, as well as selected balance sheet data of ZaZa as of December 31, 2012, 2011, 2010 and 2009 and should be read in conjunction with the related financial statements and the notes thereto.

	Year Ended December 31,
	2012		2011	2010	2009
	(In thousands)
Operating results:
Revenues and other income	$205,152	*	$17,574	$10,495	$100
Operating costs and expenses	130,882		20,042	3,977	-
Operating income (loss)	74,270		(2,468)	6,518	100
Other income (expense)	(45,406)		(264)	(2)	-
Income (loss) from continuing operations before income taxes	28,864		(2,732)	6,516	100
Income tax expense (benefit)	82,920		123	74	-
Income (loss) from continuing operations	(54,056)		(2,855)	6,442	100
Income (loss) from discontinued operations, net of tax	(52,171)		-	-	-
Net income (loss)	$(106,227)		$(2,855)	$6,442	$100

Balance Sheet data:
Working capital (deficit) **	$(26,525)		$(15,878)	$368	$103
Oil and gas properties, net	148,776		16,856	6,200	-
Total assets	223,113		70,006	31,727	118
Total debt	70,977		8,000	3,000	15
Stockholders' or Members' equity	1,648		2,939	7,295	103

Cash Flow data:
Net cash provided by (used in) operating activities	$(123,815)		$2,975	$20,316	$(15)
Capital expenditures on oil and gas properties	53,789		10,667	6,436	-

*    Includes $195.6 million related to the gain on termination of Hess agreements, see “Results of operations”.

**   Defined as current assets less current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•    our ability to maintain or renew our existing oil and gas leases or obtain new ones;

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

•    change in legal rules applicable to our activities;

•    extensive regulation, including environmental regulation, to which we are subject;

•    declines in prices for crude oil; and

•    our ability to execute our business strategy and be profitable.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included under Item 1A of this annual report,  which are incorporated by reference herein.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise unless required by law.

EXECUTIVE OVERVIEW

ZaZa is a Delaware corporation formed for the purpose of being a holding company of both Toreador Resources Corporation, a Delaware corporation (“Toreador”), and ZaZa Energy LLC, a Texas limited liability company (“ZaZa LLC”), from and after completion of the Combination, as described below. Prior to the Combination on February 21, 2012, ZaZa had no assets and had not conducted any material activities other than those incident to its formation. However, upon the consummation of the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In this Annual Report on Form 10-K, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, and its subsidiaries.

Creation of ZaZa Energy Corporation

On February 21, 2012, we consummated the combination (the “Combination”) of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, and as subsequently amended (as amended, the “Merger Agreement”).

Pursuant to the Merger Agreement, (i) a wholly-owned subsidiary of ZaZa merged with and into Toreador (the “Merger”), with Toreador continuing as a surviving entity, (ii) the three former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to ZaZa (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to ZaZa (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly-owned subsidiaries.

The Combination was treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, ZaZa LLC is considered to have acquired Toreador in the Combination. Under the purchase method of accounting, the assets and liabilities of Toreador were recorded at their respective fair values and added to those of ZaZa LLC in our financial statements.

At the effective time of the Merger, each share of common stock of Toreador issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of ZaZa common stock, par value $0.01 per share (the “Common Stock”), which in the aggregate represented 25% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below).

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011, among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to ZaZa in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr. (together, the “ZaZa Founders”), in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”).

Immediately after the consummation of the Merger and Contribution, and pursuant to the Net Profits Interest Contribution Agreement, dated August 9, 2011, among ZaZa, ZaZa LLC and the holders of net profits interests in ZaZa LLC, the parties completed the Profits Interests Contribution pursuant to which ZaZa acquired their net profits interests from such holders in exchange for $4.8 million in cash.

Additionally, in connection with the Combination, we issued senior secured notes with a principal amount of $100 million maturing in 2017 (the “Senior Secured Notes”) in a private placement to a group of investors led by MSD Energy Partners, L.P. and Senator Investment Group LP.  As a result of prepayments in connection with the dissolution of our Hess joint venture and certain asset sales, discussed in more detail elsewhere, we had reduced the outstanding principal amount of the Senior Secured Notes to $33.2 million as of December 31, 2012. In connection with the issuance of the Senior Secured Notes, ZaZa also issued to the investors warrants to purchase an aggregate of approximately 26.3 million shares of our common stock at $3.15 per share (the “Warrants”) representing 20.6% of the outstanding shares of our common stock at the closing of the Combination, on a fully diluted and on an as-converted basis. The Warrants expire in five years and are exercisable at any time after August 21, 2012 As a result of anti-dilution adjustments in connection with our issuance of $40 million of Convertible Senior Notes due 2017 in October 2012, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.04 per share.  In connection with our recent amendment to the terms of the Senior Secured Notes discussed elsewhere, we agreed to reduce the exercise price of the Warrants to $2.00 per share.

ZaZa Energy, LLC

ZaZa LLC was formed in March 2009 primarily to acquire and develop unconventional oil and gas resources and was a privately-held company until February 21, 2012 when it was contributed to ZaZa as part of the Combination. ZaZa LLC was previously controlled by the ZaZa Founders who each beneficially owned one-third of the outstanding limited liability company interests of ZaZa LLC. ZaZa LLC's operations have been concentrated in south Texas, including its exploration area in the core area of the Eagle Ford shale formation and in the eastern extension of the Eagle Ford/Woodbine formation, which we refer to as the "Eaglebine."

ZaZa LLC’s initial exploration and production activities were undertaken primarily through a joint venture with Hess Corporation, which accumulated approximately 121,000 gross acres (approximately 11,500 net acres to ZaZa LLC).  ZaZa LLC operated the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship. This provision enabled ZaZa LLC to build an operating track record during this first year of drilling. As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells. Hess then elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012. In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated. The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the Hess joint venture in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres). As described below, Toreador also exited its joint venture with Hess in France, which had stalled due to French governmental regulations on the development of unconventional resources. This resulted in ZaZa converting its 50% working interest in the French exploration licenses to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, ZaZa also received an aggregate of $84 million in cash in connection with the dissolution of the joint ventures. For a complete description of the transactions in connection with the dissolution of the Hess Joint Venture, see “2012 Developments”.

ZaZa LLC also had accumulated approximately 82,000 gross acres (approximately 60,000 net acres) in the Eaglebine formation, which acreage was not part of its joint venture with Hess.  On March 29, 2012, ZaZa LLC entered into a transaction with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, to expand ZaZa’s position in the Eaglebine to a total holding of approximately 143,400 gross acres (98,520 net acres).  Under the terms of the transaction, ZaZa LLC obtained a 75% working interest in the acquired acreage; was designated as operator; committed to drill one well; was obligated and satisfied its obligation to commence operations on the commitment well on or before August 1, 2012; and committed to and made two cash payments to Range. After a casing collar failure on the commitment well, Range granted ZaZa LLC an extension to drill a substitute well, which is scheduled for the third quarter of 2013.  For a complete description of the transactions in connection with the Range joint venture, see “2012 Developments”.

Toreador Resources Corporation

Prior to the Combination, Toreador was a publicly held independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. At the time of the Combination, Toreador operated solely in the Paris Basin and its operations consisted of (i) a joint venture with Hess Corporation in the Paris Basin focused on unconventional resources and (ii) conventional Paris Basin assets held by ZaZa Energy France SAS.

The unconventional resource joint venture with Hess stalled due to French governmental regulations.  ZaZa ended the Hess Paris venture in July 2012 by exchanging its 50% working interest in the Paris Basin exploration licenses it held together with Hess for a 5% cost-free revenue interest in such licenses, in which the total proceeds relating thereto to ZaZa are capped at $130 million.  Following ZaZa’s exit from the unconventional resource play in France, ZaZa divested its Paris Basin conventional assets in December 2012 through the sale of 100% of the shares in ZaZa Energy France SAS to Vermillion REP SAS, a wholly-owned subsidiary of Vermillion Energy Inc., for a  net sales price of approximately $76 million.  At the end of 2012, ZaZa’s only exploration and production asset in France was the Hess royalty interest, which is held by ZaZa.

Recent Developments

Range Transaction

On March 28, 2012, ZaZa LLC entered into a Participation Agreement (the “Range Agreement”) with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which ZaZa LLC agreed to acquire a 75% working interest from Range in certain leases located in Walker and Grimes Counties, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and ZaZa LLC committed to drill a well (the “Commitment Well”).  ZaZa LLC drilled the Commitment Well but ceased completion operations due to a restriction.  As a result of the restriction, the lateral section of the well was lost and, because of the resulting operational delay, effective January 16, 2013, ZaZa LLC and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  The Amendment requires ZaZa LLC to (i) commence re-completion operations on the Commitment Well by March 16, 2013 (ZaZa has timely commenced such operations), (ii) commence drilling operations of a substitute Commitment Well (the “Substitute Well”) by July 17, 2013, and (iii) initiate sales of oil and/or gas from the Substitute Well by September 1, 2013.  Failure to do so will require ZaZa to assign a 25% working interest in the Leases to Range and relinquish operatorship.

Hess Joint Venture Dissolution

Based on public communications from Hess, it became clear that Hess and ZaZa had different understandings about Hess’s obligations under the agreement relating to our joint venture.  Correspondence and communications between the parties relating to the disagreements between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets.  These disagreements included overhead allocations and reimbursements, timing of the delivery of lease assignments and net acreage shortfalls (some of which disagreements are the subject of our claim against FLMK/Emerald Leasing discussed in “Note 11 - Commitments and Contingencies”), timing and amounts of payments, drilling obligations and drilling schedules, obligations to transfer undrilled acreage to ZaZa prior to lease expiration, and the interpretation of the other rights and obligations of the parties.  Accordingly, the parties entered into a Heads of Agreement on June 8, 2012 outlining the terms of a division of assets to dissolve the joint venture, and the parties entered into definitive agreements regarding such division of assets and dissolution of the joint venture on July 25, 2012.

The Exploration and Development Agreement (EDA) for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited its joint venture agreement with Hess in France (subject to French regulatory approval), which had stalled due to French governmental regulations. This resulted in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received an aggregate of  $84 million in cash from Hess.

Hess Joint Venture Dissolution Agreement

In order to resolve our disagreements with Hess relating to our joint venture, on June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France SAS. (formerly known as Toreador Energy France SAS.)(“ZEF”), Hess and Hess Oil France SAS. (“Hess France”) entered into a Heads of Agreement (“HoA”), that provided for the termination of the ongoing obligations of the parties under the EDA and the agreements between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain agreement dated July 21, 2011 with Vermillion REP, SAS., (the “French Agreements”), and the division of the assets covered by the EDA and the French Agreements.

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

On July 25, 2012, the Company and its subsidiaries entered into the definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA (and such definitive documentation).  The definitive documentation included the following:

•

A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the “Eagle Ford Agreements” between Hess and ZaZa LLC (which included that certain Funding Agreement dated April 28, 2010, that certain Exploration and Development Agreement Hackberry Creek Project Area dated March 26, 2010, that certain Exploration and Development Agreement Eagleford Shale Area dated April 28, 2010, as amended, and the applicable joint operating agreements), including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•

A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the “French Agreements” between ZEF and Hess France (which included that certain Investment Agreement dated May 10, 2010, as amended, and that certain Agreement dated July 21, 2011 with Vermilion REP, SAS.), including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the French Agreements were divided, in each case following regulatory approval which was obtained on September 19, 2012.

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

The termination of agreements with Hess and the division of assets resulted in a gain of $195.6 million consisting of oil and gas property fair valued at $117 million, a write off of $5.4 million in working capital and cash proceeds of $84 million.  Property received consisted of producing wells and unproved acreage.  All receivables and payables related to Hess were written off.

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

•    required certain further amendments to the SPA, which were provided for in the Waiver and Amendment No. 2 to the SPA described below; and

•    waived all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Secured Notes.

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

Amendment No. 2 provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

(a)

consent rights for the holders of a majority of the Senior Secured Notes on all sale or joint venture transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

(b)	a provision that if the Senior Secured Notes have not been paid down to $35 million by February 21, 2013, the interest rate would increase from 8% to 10% per annum;
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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Senior Notes described below, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Effective December 17, 2012, we entered into an Amendment No. 4 to the SPA (“Amendment No. 4”), pursuant to which the SPA was amended to permit the intercompany transfer of certain intercompany loans in connection with the closing of the sale of the Company’s French subsidiary ZaZa Energy France SAS, revise certain defined terms in the SPA and in the warrants issued in connection therewith, and make certain other changes. We paid down the outstanding principal amount of the Senior Secured Notes by $33.8 million and paid a $1.7 million associated fee in connection with the sale of such subsidiary.  We also recorded a loss of $11.1 million on the extinguishment of debt due to the write off of issuance costs and discount amount.

On March 28, 2013, we entered into Amendment No. 5 to the SPA (“Amendment No. 5”).  Under Amendment No. 5, we agreed to make a prepayment on the Senior Secured Notes with the proceeds of an asset sale, which prepayment had previously been deferred, of approximately $4.6 million.

Amendment No. 5 amended certain requirements with respect to our 2012 financials.  Amendment No. 5 also provides for:

(a)

revisions to the prepayment provisions to permit the Company to voluntarily prepay the Senior Secured Notes at 105% of their principal amount plus accrued and unpaid interest, if the aggregate principal amount of the Senior Secured Notes exceeds $25 million, at 103% if the aggregate principal amount of the Senior Secured Notes exceeds $15 million, and at 100% if the aggregate principal amount of the Senior Secured Notes are $15 million or less;

(b)

the Company to make a prepayment to pay down the Senior Secured Notes to $15 million by February 28, 2014, and a provision that if the Senior Secured Notes have not been repaid in full by February 28, 2014, the interest rate will increase from 8% to 10% per annum;

(c)

the Company to make a prepayment on the Senior Secured Notes if the Company sells some of its acreage in Sweet Home or the Company receives the release of certain escrow funds, which funds were placed in escrow for the benefit of Hess in connection with the Company’s sale of its French subsidiary, in each case prior to February 28, 2014, but solely to the extent to reduce the principal outstanding balance of the Senior Secured Notes to $15 million;

(d)	consent to our new joint venture in the Eaglebine with EOG without any requirement to use the proceeds of our joint venture to pay down the Senior Secured Notes;
(e)

reversion of consent rights on all joint ventures involving oil and gas properties to permit our recently announced  joint venture in the Eaglebine without any requirement to use the proceeds thereof to pay down the Senior Secured Notes and to permit joint ventures in Hackberry or Sweet Home as long as 10% of the gross proceeds in excess of $10 million are used to pay down the Senior Secured Notes;

(f)

the modification of the asset sale covenant in Amendment No. 2 to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton Properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(g)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share; and
(h)	the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

Sale of Convertible Senior Notes due 2017

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

The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company's common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company's common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.  In certain circumstances, after the occurrence of a fundamental change (as defined in the Indenture), the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash all or a portion of such holder's Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Convertible Notes and Conversion Shares have not been registered, nor are required to be registered, under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Sale of ZaZa Energy France SAS

On November 13, 2012, the Company, through its wholly-owned subsidiary ZaZa France SAS (“Seller”), and Vermillion REP SAS (“Buyer”), a wholly-owned subsidiary of Vermillion Energy Inc., entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller sold to Buyer all of its shares in Seller’s wholly-owned subsidiary, ZaZa Energy France SAS (“ZEF”), formerly Toreador Energy France SAS.  On December 21, 2012, the Company completed the sale of 100% of the shares in ZaZa Energy France SAS to Vermillion REP SAS.

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down a portion of its remaining senior secured notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012, $15.0 million of the sales proceeds will be held in escrow until all exploration permits for the Paris Basin are successfully transferred to Hess.  Additionally, $6.2 million has been earmarked and included in restricted cash for wind up activities of ZEC, including French capital gains tax and severance.  The remaining net proceeds will be used by the Company to fund its development program.

As a result of the consummation of the Purchase Agreement and with the exception of an 5% overriding royalty interest retained under the Paris Basin Agreement with Hess, the Company no longer has any meaningful operations or assets in connection with oil and gas operations in France which were acquired in the February 2012 Combination of ZaZa LLC and Toreador. The Company anticipates solely focusing its efforts and resources on its oil and gas operations based in the United States.

Business Relationships

After the termination of the Hess joint venture and the disposition of its French oil and gas properties, ZaZa’s principal assets were approximately 66,000 net acres in the Eagle Ford core and approximately 89,000 net acres in the Eaglebine. The Company's strategic objectives since then have focused on executing drilling operations to further appraise its acreage and in evaluating joint venture opportunities to realize its development plans.  Since the dissolution of the Hess joint ventures, ZaZa has drilled two wells in the Eaglebine and one well in the Eagle Ford, sold its Moulton acreage (described below) and has entered into the joint venture with EOG Resources, Inc. (described below).

Eaglebine Joint Venture with EOG

On March 21, 2013, ZaZa entered into a Joint Exploration and Development Agreement with EOG Resources, Inc., (“our counterparty”), for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts,  the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a

25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest, our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

In the first phase, we will transfer 20,000 net acres, approximately 15,000 of which will come from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described above.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013.

Within 60 days of completion of the third well under the first phase, our counterparty will have the option to elect to go forward with the second phase of the joint development.  If they so elect, we will transfer an additional 20,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completions costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Within 60 days of completion of the second phase, our counterparty will have the option to elect to go forward with the third phase of the joint development.  If they so elect, we will transfer an additional 15,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Sale of Moulton acreage (collectively “Moulton Transactions”)

On March 5, 2013 the Company entered into a purchase and sale agreement to sell its remaining Moulton prospect for approximately $9.2 million. This transaction is expected to close on or before April 5, 2013 and is subject to normal closing conditions.

On March 22, 2013, we entered into an agreement to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including [seven] producing wells located on the Moulton properties, for approximately $43.25 million in cash.  The closing of the sale of the Moulton properties is expected to occur during the second quarter of 2013, and net proceeds from the sale, after closing purchase price adjustments and expenses, are expected to be approximately $42 million.  The closing is subject to normal closing conditions, and the amendment of ZaZa’s securities purchase agreement for its senior secured notes, and there can be no assurance that this transaction will be consummated.  We intend to use these net proceeds to fund a portion of capital expenditures for exploration on our other properties and/or to repay indebtedness.

Financial Summary

For the year ended December 31, 2012:

•     Revenues and other income from continuing operations were $205.2 million.

•     Operating costs of continuing operations were $130.9 million.

•     Net loss from continuing operations was $54.1 million.

•     Production was 125 MBOE.

At December 31, 2012, we had:

·	Cash and cash equivalents of $34.6 million.

·	Current ratio (current assets/current liabilities) of 0.69 to 1.

·	Proved reserves of 3,348 MBOE.

RESULTS OF OPERATIONS

The results of operations include the results of our accounting predecessor, ZaZa LLC, from January 1, 2012 through February 20, 2012 and all of our subsidiaries, since February 21, 2012 excluding ZEF which was sold on December 21, 2012 and is presented as discontinued operations.  The discussion below relates to our continuing corporate activities and oil and gas exploration and production operations, and excludes discontinued operations.

The following table presents our production and average prices obtained for our production for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Production:
Oil (Bbls):	97,598	27,784	4,331
Gas (Mcf):	162,213	11,646	4,247
Equivalents (BOE):	124,634	29,725	5,039

Average Price:
Oil ($/Bbl):	$93.73	$93.94	$77.80
Gas($/Mcf):	$2.68	$3.08	$4.88

The following tables present our production data for the referenced geographic areas for the periods indicated:

	For the Year Ended December 31, 2012
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	48,492	50,780	58,862
Moulton	10,268	34,106	35,817
Sweet Home	-	-	-
Hackberry	101,335	8,189	25,078
Eaglebine	-	-	-
Other Onshore	2,118	4,523	4,876
Total	162,213	97,598	124,634

	For the Year Ended December 31, 2011
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	9,551	24,829	26,421
Moulton	-	-	-
Sweet Home	-	-	-
Hackberry	-	-	-
Eaglebine	-	-	-
Other Onshore	2,095	2,955	3,304
Total	11,646	27,784	29,725

For the Year Ended December 31, 2010
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	-	-	-
Moulton	-	-	-
Sweet Home	-	-	-
Hackberry	-	-	-
Eaglebine	-	-	-
Other Onshore	4,247	4,331	5,038
Total	4,247	4,331	5,038

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the year ended December 31, 2012 was $9.6 million, compared to $2.5 million for the year ended December 31, 2011. This increase is primarily due to increased production in the United States due to additional wells coming online along with the increased net revenue interests received in the termination agreements with Hess,  coupled with an overall increase in oil prices period over period.

Oil and gas revenue for the year ended December 31, 2011 was $2.5 million, an increase of $2.2 million over the comparable period in 2010. This increase is primarily due to increased production as productive well count increased in the Hess joint venture.

The table of production and average prices compares both volumes and prices received for oil for the years ended December 31, 2012, 2011 and 2010. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Bonus income

Revenue generated from the bonus paid to ZaZa under the Hess joint venture was $15.0 million for the year ended December 31,  2011.  We did not generate any such bonus income in 2012. The bonus is based on completed lease acquisitions during the period, represents 10% of the total lease acquisition cost and is recognized as revenue after all leases are obtained, title is cured and transferred to Hess, and recorded with the appropriate county.  We do not expect to generate any further bonus income as described in “Note 2 - Agreements with Hess Corporation” to the consolidated financial statements.

Revenue generated from the bonus paid to ZaZa under the Hess joint venture was $15 million for the year ended December 31, 2011 versus $9.8 million for the comparable period in 2010.

Other income

Other income for the year ended December 31, 2012 relates to the gain on the termination of the agreements with Hess and the division of assets.  The gain of $195.6 million consisted of a step up to oil and gas property to fair value of $117 million, a write off of $5.4 million in working capital and cash of $84 million.

We did not have any other income for the year ended December 31, 2011 and had $360 thousand in other income for the same period in 2010 which was generated from the forfeiture by counterparties of earnest money paid to ZaZa in connection with ZaZa arranging leases for such counterparties.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
Eagle Ford:
Cotulla	$1,540	$1,038	$22
Moulton	736	-	-
Sweet Home	-	-	-
Hackberry	1,305	-	-
Eaglebine	20	-	-
Other Onshore U.S.	1	-	-
Total	$3,602	$1,038	$22

Lease operating expense

Lease operating expense was $3.6 million, or $28.90 per BOE produced, for the year ended December 31, 2012, compared to $1.0 million, or $34.91 per BOE produced, for the year ended December 31, 2011.  This decrease is due to the revised working interests received in the termination of agreements with Hess and the associated production taxes and ad valorem ($0.7 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively).

Lease operating expense for the year ended December 31, 2011 was $1.0 million, of which approximately $0.1 million was attributable to production taxes, and increased from the year ended December 31, 2010 from approximately $22 thousand, of which approximately $18 thousand was attributable to production taxes. The increase in production taxes is directly attributable to an increase in production due to the drilling of new wells.  Lease operating expense on a per BOE basis for the year ended December 31, 2011 and 2010 was $34.91 and $4.48, respectively.

Exploration expense

Exploration expense for the year ended December 31, 2012, was $12.9 million.  The increase was due to the unsuccessful horizontal portion of the Stingray well.  We did not have any exploration expense in the years ended December 31, 2011 and 2010.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the year ended December 31, 2012 was $6.6 million ($1.0 million related to furniture and fixtures) or $45.20 per BOE produced, compared to $0.9 million ($0.6 million related to furniture and fixtures) or $10.71 per BOE produced for the year ended December 31, 2011. These increases are primarily due to the step up of oil properties associated with the termination of agreements with Hess.

Depreciation, depletion and amortization expense was $0.9 million ($0.6 million related to furniture and fixtures) for the year ended December 31, 2011 compared to $0.3 million ($0.1 million related to furniture and fixtures) for the year ended December 31, 2010.  Depreciation, depletion and amortization expense per BOE for the year ended December 31, 2011 was $10.71, compared to a $46.77 in the year ended December 31, 2010, as production leveled off and no further development costs have been incurred.

Accretion Expense

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was  $21 thousand for the year ended December 31, 2012, compared to $2 thousand for the same periods in 2011.  This increase in expense is due to Texas wells coming online in late 2011 and 2012 which resulted in increased asset retirement obligation, thus higher accretion.  We did not have any accretion expense in the year ended December 31, 2010.

Impairment of oil and gas properties

Oil and gas properties with a carrying value of $59.2 million were written down to their fair value of $51.7 million, resulting in a pretax impairment charge of $7.5 million for the year ended December 31, 2012.  Additionally expiring leases with book value of $2.3 million were written off.

General and administrative

General and administrative expense for the year ended December 31, 2012 totaled $97.9 million, compared to $18.1 million for the same period in 2011. This increase is due to legal and advisory fees incurred in connection with the Combination of $9.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.  Also included is stock compensation expense of $16.5 million due to stock granted during 2012, the tax reimbursement to founders of $4.1 million, increased employee benefits and severance of $1.4 million, and rent by $1.1 million.  Costs of being a public company increased attorney fees by $4.9 million and director fees of $1.1 million.  Toreador contributed $14.4 million to G&A expense.  These increases were offset by a reduction in marketing expense of $1.3 million.  Additionally, during the years ended December 31, 2012 and 2011, G&A expense was offset by $3.2 million and $8.7 million, respectively, for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

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

Other expenses

Loss on extinguishment of debt

We recorded a loss on the extinguishment of debt associated with our aggregate principal payments of $66.8 million on Senior Secured Notes.  The loss consisted of $5.2 million of fees paid in connection with the prepayments, and $22.8 million due to the write off of issuance costs and original issuance discount.

Interest expense, net

The following table presents details of net interest expense for the periods indicated:

	Year Ended December 31,
	2012	2011	2010

Amortization of issuance costs on Senior Secured Notes	$454	$-	$-
Amortization original issuance discount on Senior Secured Notes	3,986	-	-
Interest expense on Senior Secured Notes	5,838	-	-
Amortization of issuance costs on Convertible Senior Notes	82	-	-
Amortization original issuance discount on Convertible Senior Notes	480	-	-
Interest expense on Convertible Senior Notes	690	-	-
Interest expense on Subordinated Notes	3,308	-	-
Interest expense on revolving credit line	45	-	-
Interest expense on Members’ Notes	50	313	2
Other interest (income) expense	335	(49)	-
Capitalized interest	(563)	-	-
Total interest expense, net	$14,705	$264	$2

Gain (loss) on valuation of warrants and embedded derivatives

For the year ended December 31, 2012, we recorded a gain in fair value of warrants associated with our Senior Secured Notes issued in February 2012, of $5.6 million and a loss in fair value of embedded derivatives associated with our Convertible Senior Notes issued in October 2012, of $8.2 million. The variances are mainly a result of fluctuations in our stock price since the initial valuation at issuance.

Income tax expense

Income tax expense related to continuing operations for the year ended December 31, 2012 was $82.9 million.  At the time of the Combination we assumed a net deferred tax liability of $9.2 million which primarily consisted of deferred tax assets of $35 million due to Toreador NOLs offset by deferred tax liabilities of $27 million due to the step up of property and $17 million of deferred taxes on historical property. On December 21, 2012 we divested ZEF which held Toreador’s deferred tax liabilities.  We retained the NOLs. Based on the lack of positive evidence at the consolidated level, we recorded a valuation allowance of $37.0 million.    In addition as a result of the divestiture, the Company provided for the related tax liability of approximately $31.5 million on the amounts that will be repatriated, which will be primarily offset by net operating losses and is not expected to result in significant amount of cash tax payments.

We recorded an income tax expense of $123 thousand and $74 thousand for the years ended December 31, 2011 and 2010, respectively, which primarily related to Texas Margin Tax and related adjustments.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 - Basis of Presentation”, “Note 2 - Agreement with Hess Corporation”, “Note 3 - Going Concern” and “Note 8 - Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

For 2013, we are dependent on the sale of non-core assets and the proceeds from the creation of a joint venture (see below) in order to maintain a positive liquidity position and to fund our debt service requirements. Our lack of sufficient current operating cash flow, the exploratory uncertainties surrounding the development plan of our recently announced joint venture, and the amount of our current indebtedness, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. We currently expect that the proceeds from the sale of our Moulton prospect and the recently announced joint venture will continue to improve our overall liquidity position.  Our 2013 plan assumes the above transactions are consummated in the second quarter of 2013. The first phase of the joint venture will result in ZaZa receiving $10 million being 100% carried on the drilling and completion costs of three (3) exploratory wells.  The Moulton sale will provide approximately $52.5 million of cash but will also decrease our proved reserves and related operating income significantly.  We estimate that we will use a portion of the proceeds from these transactions to reduce the outstanding principal amount of our Senior Secured Notes to approximately $25.6 million by the end of 2013.  In addition to the transactions, we are currently in the process of drilling and completing three (3) stand-alone exploratory wells.  These wells are estimated to cost approximately $30.9 million in the aggregate and will be funded with readily available liquidity and cash flows from operations.  Also included in the 2013 business plan is approximately $15.1 million in leasehold costs to hold our leases that are not held by production.  To offset a portion of these costs, our 2013 business plan also includes a 35% reduction in our general and administrative costs beginning in the second quarter of 2013.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital and possible asset divestitures to finance additional drilling operations in the Eaglebine.  However, there is no assurance that asset divestitures will be available to the Company at appropriate valuations.  Absent additional sources of financing, or the sale of additional assets, the Company will have to further reduce our expenditures in 2013 and beyond.

The following table summarizes information regarding ZaZa's development and exploration capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Additions to oil and gas properties	$53,789	$10,667	$6,436
Additions to furniture and fixtures	291	1,975	831
Total capital expenditures	$54,080	$12,642	$7,267

During the year ended December 31, 2012 capital expenditures of $27.8 million related to drilling of two exploration wells in the Eaglebine and $20.0 million related to lease extensions and options in the Eaglebine and Eagle Ford.

During the years ended December 31, 2011 and 2010, capital expenditures were primarily related to the acquisition of acreage in the Eaglebine.

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

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represented approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants is $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock. The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding. As a result of the anti-dilution adjustments in the Warrants, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.04 per share on October 22, 2012 following the issuance of our convertible notes.

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

The Purchasers entered into lock-up agreements with respect to sales (including hedging) of the Warrants for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals similarly entered into a lock-up agreement with us, dated February 21, 2012 (the “Lock-Up Agreement”), pursuant to which the ZaZa LLC Members and the ZaZa Principals have agreed not to sell shares of Common Stock for a period of 180 days from the date of the Purchase Agreement. The ZaZa LLC Members and the ZaZa Principals have also agreed, pursuant to the Lock-Up Agreement, to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage will be determined based on the VWAP of Common Stock for the 10 trading days prior to such determination.  In connection with entering into Amendment No. 5, the holders of our Senior Secured Notes agreed to increase the maximum percentage contained in the Lock-up Agreement.

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

•    waived all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Secured Notes.

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

Amendment No. 2 provided waivers of certain technical defaults under the SPA.  Amendment No. 2 also provides for:

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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Senior Notes, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Effective December 17, 2012, we entered into an Amendment No. 4 to the SPA (“Amendment No. 4”), pursuant to which the SPA was amended to permit the intercompany transfer of certain intercompany loans in connection with the closing of the sale of the Company’s French subsidiary ZaZa Energy France SAS, revise certain defined terms in the SPA and in the warrants issued in connection therewith, and make certain other changes. We paid down the outstanding principal amount of the Senior Secured Notes by $33.8 million and paid a $1.7 million associated fee in connection with the sale of such subsidiary.  We also recorded a loss of $11.1 million on the extinguishment of debt due to the write off of issuance costs and discount amount.

On March 28, 2013, we entered into Amendment No. 5 to the SPA (“Amendment No. 5”).  Under Amendment No. 5, we agreed to make a prepayment on the Senior Secured Notes with the proceeds of an asset sale, which prepayment had previously been deferred, of approximately $4.6 million.

Amendment No. 5 amended certain requirements with respect to our 2012 financials.  Amendment No. 5 also provides for:

(a)

revisions to the prepayment provisions to permit the Company to voluntarily prepay the Senior Secured Notes at 105% of their principal amount plus accrued and unpaid interest, if the aggregate principal amount of the Senior Secured Notes exceeds $25 million, at 103% if the aggregate principal amount of the Senior Secured Notes exceeds $15 million, and at 100% if the aggregate principal amount of the Senior Secured Notes are $15 million or less;

(b)

the Company to make a prepayment to pay down the Senior Secured Notes to $15 million by February 28, 2014, and a provision that if the Senior Secured Notes have not been repaid in full by February 28, 2014, the interest rate will increase from 8% to 10% per annum;

(c)

the Company to make a prepayment on the Senior Secured Notes if the Company sells some of its acreage in Sweet Home or the Company receives the release of certain escrow funds, which funds were placed in escrow for the benefit of Hess in connection with the Company’s sale of its French subsidiary, in each case prior to February 28, 2014, but solely to the extent to reduce the principal outstanding balance of the Senior Secured Notes to $15 million;

(d)	consent to our new joint venture in the Eaglebine with EOG without any requirement to use the proceeds of our joint venture to pay down the Senior Secured Notes;
(e)

reversion of consent rights on all joint ventures involving oil and gas properties to permit our recently announced  joint venture in the Eaglebine without any requirement to use the proceeds thereof to pay down the Senior Secured Notes and to permit joint ventures in Hackberry or Sweet Home as long as 10% of the gross proceeds in excess of $10 million are used to pay down the Senior Secured Notes;

(f)

the modification of the asset sale covenant in Amendment No. 2 to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton Properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(g)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share; and
(h)	the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

Convertible Senior Notes due 2017

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

The Company designated its foreign subsidiaries as unrestricted.  These subsidiaries had no business operations as of December 31, 2012 and had assets consisting of $21.9 million of restricted cash and $17.3 million of intercompany receivables.  These intercompany receivables are planned to be dividended up and forgiven in accordance with lender approval, during 2013 or as soon as commercially possible.

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

The Convertible Notes and Conversion Shares have not been registered, nor are required to be registered, under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr., in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above.    We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer the payment of any further accrued interest, as well as the payment of any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013. On October 22, 2012, we completed the issuance of $40 million 9% Convertible Senior Notes due 2017 which allowed us to pay $1.6 million in back interest on the Subordinated Notes.  Interest is due and paid on the last day of each month.

Contractual Obligations

ZaZa is committed to making cash payments in the future on the following types of agreements:

•	Operating leases;
•	Long-term debt (to the extent such long term debt is incurred); and
•	Interest on long-term debt (to the extent such long term debt is incurred).

ZaZa has no unrecorded obligations and has not guaranteed the debt of any other party. Below is a schedule of the future payments that ZaZa is obligated to make based on agreements in place as of December 31, 2012:

	Payments due in twelve month periods ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Interest payable on Senior Secured Notes	$11,237	$2,472	$2,693	$2,693	$2,700	$679	$-
Senior Secured Notes principal	33,200	-	-	-	-	33,200	-
Interest payable on Convertible Senior Notes	17,190	2,790	3,600	3,600	3,600	3,600	-
Convertible Senior Notes principal	40,000	-	-	-	-	40,000	-
Interest payable on Subordinated Notes	17,563	3,786	3,786	3,786	3,786	2,419	-
Subordinated Notes principal	47,330	-	-	-	-	47,330	-
Operating leases	2,881	1,190	1,180	190	190	73	58
Total	$169,401	$10,238	$11,259	$10,269	$10,276	$127,301	$58

ZaZa maintains a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2012 and 2011, reserve for these obligations totaled $130 thousand and $309 thousand, respectively, but was not subject to contractual commitments.

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

Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation was based on the fulfillment of certain performance metrics and the occurrence of a “Company liquidity event,” defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa.  For the year ended December 31, 2012, ZaZa paid $17.5 million in discretionary bonuses and incentive compensation under these agreements.  These compensation agreements were terminated in connection with the Combination.

In March 2011 ZaZa entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provided ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel.   Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM.  ZaZa reimbursed SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handled all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement.  For the years ended December 31, 2012 and 2011, ZaZa paid SPM $18.3 million (including $52 thousand in management fees) and $6.3 million (including $50 thousand in management fees), respectively, under this agreement.  At December 31, 2011, ZaZa had a receivable from SPM of  $84 thousand related to the estimated period end payroll. Effective November 1, 2012, 100% of the units and ownership in SPM was assigned to ZaZa LLC.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa was charged for the pilots’ time, hanger fees and fuel.  During the year ended December 31, 2012 ZaZa was charged and paid $115 thousand for such services.  In addition, at December 31, 2011, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short-term working capital loan that bears no interest, which was repaid in September 2012.

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador Resources Corporation and ZaZa LLC, the three former members of ZaZa LLC, Todd A. Brooks, Gaston L. Kearby, and John E. Hearn Jr. (together, the “ZaZa Founders”), each determined to transfer to certain service providers approximately 1.7 million shares of restricted common stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders.  Because such transfers were expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

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

The Company estimates that the Reimbursements could be as much as $1.4 million for each of Blackstone, Lara, and Omega, no payments have been made during the year ended December 31, 2012.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the founders.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

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

Until the dissolution of the Hess joint venture agreements, the Company also derived its bonus income revenue from a bonus on leasehold amounts that Hess agreed to participate in. The bonus amount was equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and was recognized after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

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

ZaZa’s third party engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

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

Earnings (loss) Per Common Share

Basic earnings (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share incorporate the potential dilutive impact of options and unvested stock outstanding during the periods presented, unless their effect is anti-dilutive. In addition, the Company applies the if-converted method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings (loss) per share if the effect would be anti-dilutive.

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 and 2010 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011 and 2010, as there were no changes in the capital structure of ZaZa LLC during the years ended then.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

Commodity Price Risk - Our major market risk exposure is in the pricing it receives for its oil and gas production. Realized pricing is primarily driven by the prevailing price for oil and the spot market prices applicable to natural gas production. Pricing for oil and gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for its oil and gas production depend on many factors outside of its control, such as the strength of the global economy.

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

Interest Rate Risk - ZaZa historically have not had any long term debt, but we have now incurred long term debt under our Senior Secured Notes, Convertible Senior Notes and Subordinated notes. We may enter into interest rate derivative contracts on a portion of its then outstanding debt to mitigate the risk of fluctuating interest rates.

Fair Value Measurement Risk - The warrants associated with our Senior Secured Notes and embedded conversion option and fundamental change provisions associated with our Convertible Secured Notes are subject to fair value measurement risk.

The warrants were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $0.3 million increase in the fair value of the warrants.  A decrease in the volatility by 5% results in a $1.9 million decrease in the fair value of the warrants.  An increase the credit spread by 500 basis points results in a $4.6 million decrease in fair value on the notes.  A decrease in the credit spread by 500 basis points results in a $5.6 million increase in fair value of the notes.  On December 31, 2012, the Senior Secured Notes, which had a book value of $23.6 million, had a fair market value of approximately $28.4 million.

The embedded conversion options were valued as written call options using a Monte Carlo stock option pricing simulation where exercise was based on periods where the stock price multiplied by shares plus the outstanding interest were greater than the value of the notes. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, credit spread curve, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $1.0 million increase in the fair value of the conversion options.  A decrease in the volatility by 5% results in a $0.8 million dollar decrease in the fair value of the conversion options.  An increase in the credit spread by 500 basis points results in $6.1 million decrease in fair value of the convertible notes and a $0.7 million increase in the fair value of the conversion options.  A decrease in the credit spread by 500 basis points results in $7.6 million increase in fair value of the convertible notes and a $0.4 million increase in the fair value of the conversion options.  On December 31, 2012, the Convertible Notes, which had a book value of $27.0 million, had a fair market value of approximately $34.6 million.

Counterparty and Customer Credit Risk - We are subject to credit risk due to the concentration of its oil and gas receivables with only a few significant customers. Please read "Business, Industry & Properties—Marketing and Customers" for further detail about our significant customers. Our inability, or the failure of its significant customers to meet their obligations to us or their insolvency or liquidation, may materially adversely affect our financial results. In addition, any oil and gas derivative contracts that we may enter into in the future may expose us to credit risk in the event of nonperformance by counterparties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firms and Consolidated Financial Statements are set forth beginning on page F-1 of this Annual Report on Form 10-K and are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2012, an evaluation was conducted by ZaZa management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of material weaknesses in our internal controls over financial reporting resulting from our auditors identifying an adjustment related to the write-off of exploration costs associated with a failed lateral portion of an exploratory well in the fourth quarter 2012 and errors in the calculation of certain  income taxes attributable to our merger with Toreador in the first quarter 2012 and subsequent disposition of our foreign assets in the fourth quarter of 2012.  Each of these errors were corrected prior to our filing the financial statements for such period with the SEC.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management believes that the error related to our exploratory well was a result of the failure of coordination between our personnel that make our determinations of well outcomes and our personnel that prepare our financial statements.  Furthermore, our management believes that the errors related to our income taxes relate to (1) the tax complexities of our merger, (2) the tax implications of our disposition of our foreign operations and (3) the communication amongst those internal and external individuals preparing such provisions and financial statements.

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

Management is reviewing remediation steps necessary to address the material weaknesses and to improve our internal control over financial reporting.  We intend to correct the material weaknesses promptly.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 28, 2013, we entered into Amendment No. 5 to the SPA (“Amendment No. 5”).  Under Amendment No. 5, we agreed to make a prepayment on the Senior Secured Notes with the proceeds of an asset sale, which prepayment had previously been deferred, of approximately $4.6 million.

Amendment No. 5 amended certain requirements with respect to our 2012 financials.  Amendment No. 5 also provides for:

(a)

revisions to the prepayment provisions to permit the Company to voluntarily prepay the Senior Secured Notes at 105% of their principal amount plus accrued and unpaid interest, if the aggregate principal amount of the Senior Secured Notes exceeds $25 million, at 103% if the aggregate principal amount of the Senior Secured Notes exceeds $15 million, and at 100% if the aggregate principal amount of the Senior Secured Notes are $15 million or less;

(b)

the Company to make a prepayment to pay down the Senior Secured Notes to $15 million by February 28, 2014, and a provision that if the Senior Secured Notes have not been repaid in full by February 28, 2014, the interest rate will increase from 8% to 10% per annum;

(c)

the Company to make a prepayment on the Senior Secured Notes if the Company sells some of its acreage in Sweet Home or the Company receives the release of certain escrow funds, which funds were placed in escrow for the benefit of Hess in connection with the Company’s sale of its French subsidiary, in each case prior to February 28, 2014, but solely to the extent to reduce the principal outstanding balance of the Senior Secured Notes to $15 million;

(d)	consent to our new joint venture in the Eaglebine with EOG without any requirement to use the proceeds of our joint venture to pay down the Senior Secured Notes;
(e)

reversion of consent rights on all joint ventures involving oil and gas properties to permit our recently announced  joint venture in the Eaglebine without any requirement to use the proceeds thereof to pay down the Senior Secured Notes and to permit joint ventures in Hackberry or Sweet Home as long as 10% of the gross proceeds in excess of $10 million are used to pay down the Senior Secured Notes;

(f)

the modification of the asset sale covenant in Amendment No. 2 to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton Properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(g)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share; and
(h)	the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under the caption “Directors, Executive Officers and Corporate Governance,” which will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information under the caption “Executive Compensation,” which will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” which will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the caption “Principal Accounting Fees and Services,” which will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements

Index to Financial Statements, Report of Independent Registered Public Accounting Firm, Balance Sheets as of December 31, 2012 and 2011, Statements of Operation and Stockholders’ and Members' Equity and Cash Flows for each of the three years in the period ended December 31, 2012 and Notes to the Financial Statements for ZaZa Energy Corporation.

2.

The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.    Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

ZaZa Energy Corporation 2012 10-K Exhibit List

Exhibit Number		Description

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

Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy

Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator

Sidecar Master Fund LP (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation's

Current Report on Form 8-K filed February 22, 2012).

4.2

Amendment and Waiver, dated June 8, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3

Waiver and Amendment No. 2, dated July 25, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.4

Waiver and Amendment No. 3, dated October 16, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation's Current Report on Form 8-K filed October 22, 2012).

4.5

Amendment No. 4, dated December 17, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed December 21, 2012).

4.6

Form of Secured Notes issued pursuant to the Securities Purchase Agreement, dated as of

February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder,

including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation's Current Report on Form 8-K filed

February 22, 2012).

4.7

Form of Warrant to Purchase Shares of Common Stock of ZaZa Energy Corporation, dated

February 21, 2012 (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation's Current

Report on Form 8-K filed February 22, 2012).

4.8

Form of Amended Warrant issued in replacement of warrants originally issued February 21, 2012 to the purchasers under the Secured Purchase Agreement, dated February 21, 2012, as amended (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation's Current Report on Form 8-K filed October 22, 2012).

4.9

Form of Registration Rights Letter, dated February 22, 2012, by and among ZaZa Energy

Corporation and certain purchasers (incorporated by reference to Exhibit 4.5 of ZaZa Energy

Corporation's Current Report on Form 8-K filed February 22, 2012).

4.10

Restricted Stock Agreement, dated September 17, 2012, between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on September 21, 2012).

4.11

Form of Note Purchase Agreement, dated as of October 16, 2012, by and among ZaZa Energy Corporation and purchasers thereunder (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed October 22, 2012).

4.12

Indenture, dated as of October 22, 2012, by and among ZaZa Energy Corporation, the Guarantors named therein, and Wilmington Trust, National Association, as trustee thereunder (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation's Current Report on Form 8-K filed October 22, 2012).

4.13		Form of 9% Convertible Senior Notes due 2017 of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation's Current Report on Form 8-K filed October 22, 2012).

4.14

Form of Restricted Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.15

Form of Restricted Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain consultants of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.16

Form of Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.17

Form of Amendment to Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.18

Restricted Stock Award, dated July 30, 2012, by and among Blackstone Oil & Gas, LLC, Omega Energy LLC, Lara Energy, Inc., and Craig McKenzie (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.19

Form of Director Restricted Stock Award Agreement, by and between ZaZa Energy Corporation and certain directors of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.6 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.20

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain consultants that are former directors of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.7 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.21

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.9 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

4.22

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain consultants of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.10 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

10.1

Exploration and Development Agreement, Hackberry Creek Project Area, dated March 26, 2010,

by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to

Exhibit 10.15 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.2

Exploration and Development Agreement, Eagle Ford Shale Area, dated April 28, 2010, by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.14 of

ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.3

Amendment, dated June 8, 2012, to Exploration and Development Agreement, Eagleford Shale Area dated April 28, 2010, as amended, between ZaZa Energy Corporation and Hess Corporation (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.4

Investment Agreement, dated May 20, 2010, between Toreador Energy France S.C.S. and Hess

Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador Resources Corporation's

Current Report on Form 8-K filed on May 10, 2010).

10.5

Amendment to the Investment Agreement, dated May 18, 2011, between Toreador Energy

France S.C.S. and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador

Resources Corporation's Current Report on Form 8-K filed on May 23, 2011).

10.6

Letter Agreement, dated August 9, 2011, by and among Todd Alan Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.7 of ZaZa Energy

Corporation's Form S-4 (333-177264) filed October 12, 2011).

10.7

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Todd Alan

Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to

Exhibit 10.17 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.8

Letter Agreement, dated August 9, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy

Corporation's Form S-4 (333-177264) filed October 12, 2011).

10.9

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among John E. Hearn,

Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.18 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.10

Letter Agreement, dated August 9, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.9 of ZaZa Energy

Corporation's Form S-4 (333-177264) filed October 12, 2011).

10.11

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Gaston L.

Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to

Exhibit 10.19 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.12

Stockholders' Agreement, dated August 9, 2011, by and among ZaZa Energy Corporation,

Blackstone Oil & Gas, LLC, Omega Energy Corp. and Lara Energy, Inc. (incorporated by reference to Exhibit 2.4 to Toreador Resources Corporation's Current Report on Form 8-K filed

August 10, 2011).

10.13

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and

Todd Alan Brooks (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation's

Form S-4 (333-177264) filed October 12, 2011).

10.14

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and

John E. Hearn, Jr. (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation's

Form S-4 (333-177264) filed October 12, 2011).

10.15

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and

Gaston L. Kearby (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation's

Form S-4 (333-177264) filed October 12, 2011).

10.16

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

10.17

Amended and Restated Management Agreement, dated November 18, 2011, by and between

Sequent Petroleum Management, LLC and ZaZa Energy, LLC (incorporated by reference to

Exhibit 10.20 of ZaZa Energy Corporation's Form S-4 (333-177264) filed on October 12, 2011).

10.18

Form of Indemnity Agreement between ZaZa Energy Corporation and each executive officer and director (incorporated by reference to Exhibit 10.22 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.19

Form of Subordinated Promissory Note, dated February 21, 2012, issued to Blackstone Oil &

Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd Alan Brooks, John E. Hearn, Jr., and

Gaston L. Kearby (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation's Current

Report on Form 8-K filed February 22, 2012).

10.20

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

ZaZa Energy Corporation's Current Report on Form 8-K filed on February 22, 2012).

10.22

Collateral Agency Agreement, dated as of February 21, 2012, among U.S. Bank National

Association, as collateral agent, and MSDC ZEC Investments, LLC, Senator Sidecar Master

Fund LP and the other purchasers of secured notes (incorporated by reference to Exhibit 10.19 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23

Subordination Agreement, dated as of February 21, 2012, by and among Blackstone Oil &

Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd Alan Brooks, John E. Hearn, Jr., and

Gaston L. Kearby, U.S. Bank National Association, as collateral agent, the Purchasers of the

Notes and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.3 of ZaZa Energy

Corporation's Current Report on Form 8-K filed on February 22, 2012).

10.24

Amended and Restated Subordination Agreement, dated June 8, 2012, among ZaZa Energy Corporation, the purchasers party to the Securities Purchase Agreement dated February 21, 2012, Todd A. Brooks, John E. Hearn, Jr., Gaston L. Kearby, Omega Energy, LLC, Blackstone Oil & Gas, LLC, and Lara Energy, Inc. (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.25

Security Agreement, dated as of March 22, 2012, by and among ZaZa Energy Corporation, ZaZa Energy, LLC, ZaZa Holdings, Inc., Toreador Resources Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26

Pledge Agreement, dated as of March 22, 2012, by and among ZaZa Energy Corporation, ZaZa Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27

Participation Agreement, dated March 28, 2012, by and between ZaZa Energy Corporation and Range Texas Production, LLC, a subsidiary of Range Resources Corporation (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.28

Form of Deed of Trust, dated April 10, 2012, between ZaZa Energy, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.29

Texas Division of Assets Agreement, dated July 25, 2012, among ZaZa Energy Corporation, ZaZa Energy, LLC, and Hess Corporation (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.30

Paris Basin Purchase and Sale Agreement, dated July 25, 2012, among ZaZa Energy France S.A.S. (f/k/a Toreador Energy France S.A.S.) and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.6 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.31

Separation Agreement and General Release, dated July 30, 2012, between ZaZa Energy Corporation and Craig M. McKenzie (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.32

Form of Reimbursement Agreement, dated September 11, 2012, between ZaZa Energy Corporation and each of Blackstone Oil & Gas, LLC, Omega Energy Corp., and Lara Energy, Inc (incorporated by reference to Exhibit 10.9 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.33

Side Letter dated September 11, 2012 regarding the Subordinated Notes with holders thereof (incorporated by reference to Exhibit 10.10 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.34

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.12 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.35

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.13 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.36

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.14 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.37

Form of Employment Agreement dated October 3, 2012 between ZaZa Energy Corporation and S. Scott Gaille (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on October 5, 2012).

10.38

Share Purchase Agreement, dated November 13, 2012, by and between ZaZa France SAS and Vermillion REP SAS (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on November 19, 2012).

10.39

Consulting Agreement between ZaZa Energy Corporation and Adam Kroloff, dated December 7, 2012 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.40

Consulting Agreement between ZaZa Energy Corporation and Bernard de Combret, dated December 7, 2012 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.41		ZaZa Energy Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of ZaZa Energy Corporation's Form S-8 (333-185586) filed December 20, 2012).

16.1

Letter from KPMG LLP, to the Securities and Exchange Commission, dated October 12, 2011

(incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation's registration statement on Form S-4 (Registration No. 333-177264) filed October 12, 2011).

21.1	*	Subsidiaries of ZaZa Energy Corporation.

23.1	*	Consent of Ernst & Young, LLP.

23.2	*	Consent of Ryder Scott.

23.3	*	Consent of Rex Morris.

24.1		Power of Attorney (included as part of the signature page).

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Report of Ryder Scott, dated March 1, 2013.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

*                 Filed herewith

+                 Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAZA ENERGY CORPORATION

April 1, 2013	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 1, 2013.

Signature	Title

/s/ Todd A. Brooks	Director, President and Chief Executive
Todd A. Brooks	(principal executive officer)

/s/ Travis H. Burris	Director
Travis H. Burris

/s/ A. Haag Sherman	Director
A. Haag Sherman

/s/ Gaston L. Kearby	Director
Gaston L. Kearby

/s/ John E. Hearn, Jr.	Director
John E. Hearn, Jr.

/s/ Herbert C. Williamson III	Director
Herbert C. Williamson III

/s/ Ian H. Fay	Chief Financial Officer
Ian H. Fay	(principal financial officer)

/s/ Jennifer A. Frisch	Chief Accounting Officer
Jennifer A. Frisch	(principal accounting officer)

Index to
ZaZa Energy Corporation
Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ZaZa Energy Corporation

We have audited the accompanying consolidated balance sheets of ZaZa Energy Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZaZa Energy Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not achieved sustainable operating cash flows and the current business activities are focused primarily on the exploration of oil and gas resources. The Company is dependent on the sale of non-core assets and the proceeds and future results of a joint venture arrangement entered into subsequent to December 31, 2012, to maintain a positive liquidity position. The uncertainties surrounding the amount of proceeds and future operating cash flows that can be generated from these transactions and the current lack of readily available liquidity sufficient to meet the continuing operations, capital commitments and debt service obligations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Ernst & Young LLP

Houston, Texas

April 1, 2013

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$34,649	$10,619
Restricted cash	21,875	111
Accounts receivable - joint interest	51	37,303
Accounts receivable - revenue receivable	1,303	533
Accounts receivable - related party	-	164
Prepayments and other current assets	1,134	2,150
Total current assets	59,012	50,880

Property and equipment
Oil and gas properties, successful efforts method	151,828	17,410
Furniture and fixtures	2,947	2,806
Total property and equipment	154,775	20,216
Accumulated depletion, depreciation and amortization	(4,705)	(1,260)
Property and equipment, net	150,070	18,956

Assets held for sale	9,965	-
Other assets	4,066	170

Total assets	$223,113	$70,006

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(In thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$8,431	$38,209
Accounts payable - related parties	-	419
Advances from joint interest owner	-	112
Deferred income taxes	14,568	-
Accrued liabilities	12,200	19,895
Revolving line of credit	-	5,000
Notes payable to members	-	3,000
Convertible Senior Notes, net of discount	25,298	-
Embedded conversion options associated with Convertible Senior Notes	21,382	-
Income taxes payable	3,658	123
Total current liabilities	85,537	66,758

Long-term accrued liabilities	53	-
Asset retirement obligations	130	309
Deferred income taxes	32,597	-
Long-term payable - related parties	4,128	-
Subordinated notes	47,330	-
Senior Secured Notes, net of discount	23,647	-
Warrants associated with Senior Secured Notes	28,043	-
Total liabilities	221,465	67,067

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero issued or outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 102,519,001 and 75,976,500 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,025	760
Additional paid-in capital	104,639	-
Accumulated retained earnings (deficit)	(104,048)	2,179
Accumulated other comprehensive income	32	-
Total stockholders’ equity (deficit)	1,648	2,939

Total liabilities and stockholders’ equity (deficit)	$223,113	$70,006

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenues	$9,583	$2,547	$358
Bonus income	-	15,027	9,777
Other income	195,569	-	360
Total revenues and other income	205,152	17,574	10,495
Operating costs and expenses:
Lease operating expense	3,602	1,038	22
Exploration expense	12,913	-	-
Depreciation, depletion and amortization	6,641	919	341
Accretion expense	21	2	-
Impairment of oil and gas properties	9,764	-	-
General and administrative	97,941	18,083	3,614
Total operating costs and expenses	130,882	20,042	3,977

Operating income (loss)	74,270	(2,468)	6,518
Other expense
Foreign currency exchange (gain) loss	65	-	-
Loss on extinguishment of debt	28,026	-	-
Interest expense, net	14,705	264	2
(Gain) loss on fair value of warrants	(5,589)	-	-
(Gain) loss on fair value of embedded conversion options	8,199	-	-
Total other expense	45,406	264	2

Income (loss) from continuing operations before income taxes	28,864	(2,732)	6,516
Income tax expense (benefit)	82,920	123	74
Income (loss) from continuing operations	(54,056)	(2,855)	6,442
(Loss) from discontinued operations, net of income taxes	(52,171)	-	-
Net income (loss)	$(106,227)	$(2,855)	$6,442

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011		2010
	(In thousands, except per share data)

Basic income (loss) per share:
Continuing operations	$(0.55)	$(0.04)		$0.08
Discontinued operations	(0.53)	-		-
	$(1.08)	$(0.04)		$0.08

Diluted income (loss) per share:
Continuing operations	$(0.58)	$(0.04)		$0.08
Discontinued operations	(0.53)	-		-
	$(1.11)	$(0.04)		$0.08

Weighted average shares outstanding:
Basic	98,029	75,977	(a)	75,977	(a)
Diluted	99,684	75,977	(a)	75,977	(a)

Consolidated Statement of Comprehensive Income
Net income (loss)	$(106,227)	$(2,855)		$6,442
Foreign currency translation adjustments, net of taxes	32	-		-
Comprehensive income (loss)	$(106,195)	$(2,855)		$6,442

(a)  Adjusted to reflect the February 21, 2012 Merger with Toreador Resources Corporation, giving retroactive effect for the issuance of shares to former ZaZa LLC members.  See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
		Common		Additional	Retained	Other	Total
	Members'	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	Equity	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2009	$102	-	$-	$-	$-	$-	$102
Member contributions	750	-	-	-	-	-	750
Net income (loss)	6,442	-	-	-	-	-	6,442
Balance at December 31, 2010	7,294	-	-	-	-	-	7,294
Member distributions	(1,500)	-	-	-	-	-	(1,500)
Net income (loss)	(2,855)	-	-	-	-	-	(2,855)
Balance at December 31, 2011	2,939	-	-	-	-	-	2,939
Exchange of ZaZa membership interests	(2,939)	75,977	760	-	2,179	-	-
Issuance of ZaZa Energy Corp shares		26,541	265	88,109	-	-	88,374
Net income (loss)	-	-	-	-	(106,227)	-	(106,227)
Stock-based compensation cost	-	-	-	16,530	-	-	16,530
Foreign currency translation adjustment	-	-	-	-	-	32	32
Balance at December 31, 2012	$-	102,518	$1,025	$104,639	$(104,048)	$32	$1,648

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(106,227)	$(2,855)	$6,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,641	919	341
Loss on French divestiture	787	-	-
Loss on disposal of furniture and fixtures	27	-	-
Loss on impairment of oil and gas properties	9,764	-	-
Exploration expense	12,913	-	-
Accretion expense	21	2	-
Deferred income taxes	47,165	-	-
Amortization of deferred debt issuance costs and discount	5,003	-	-
Loss on extinguishment of debt	22,836	-	-
Unrealized loss (gain) on value of warrants	(5,589)	-	-
Unrealized loss (gain) on value of embedded conversion options	8,199
Stock-based compensation expense	16,530	-	-
(Gain) on the Hess transaction	(195,527)	-	-
Changes in operating assets and liabilities:
Restricted cash	111	4,876	(4,987)
Accounts receivable - joint interest	17,540	(34,606)	(2,697)
Accounts receivable - related party	164	(126)	77
Accounts receivable - revenue receivable	(1,250)	(430)	(104)
Prepayments and other current assets	1,281	(1,960)	(189)
Other assets	(90)	(170)	-
Accounts payable - trade	(31,406)	35,760	2,449
Accounts payable - related parties	(419)	(2,795)	3,214
Advances from joint interest owner	20,060	(14,760)	14,872
Income taxes payable	3,534	50	74
Accrued liabilities	(13,647)	19,070	824
Long-term payable - related parties	4,128	-	-
Cash provided by (used in) operating activities - continuing operations	(177,451)	2,975	20,316
Cash provided by operating activities - discontinued operations	53,636	-	-
Net cash provided by (used in) operating activities	(123,815)	2,975	20,316

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from investing activities:
Cash acquired in connection with the merger	4,118	-	-
Proceeds from the Hess transaction	83,892	-	-
Proceeds from French divestiture, net of cash transferred	64,745	-	-
Funds held for restricted use	(21,875)	-	-
Additions to oil and gas properties	(53,789)	(10,667)	(6,436)
Additions to furniture and fixtures	(291)	(1,975)	(831)
Cash provided by (used in) investing activities - continuing operations	76,800	(12,642)	(7,267)
Cash provided by investing activities - discontinued operations	45,792	-	-
Net cash provided by (used in) investing activities	122,592	(12,642)	(7,267)

Cash flows from financing activities:
Issuance of convertible senior notes, net of cash discount	38,000	-	-
Issuance of senior secured notes	100,000	-	-
Payment of senior secured notes	(66,800)	-	-
Payment of debt issuance costs	(7,030)	-	-
Payment of notes payable - members	(3,000)	-	-
Member contributions	-	-	750
Member withdrawals	-	(1,500)	-
Proceeds from revolving line of credit	-	5,000	2,985
Payment of revolving line of credit	(5,000)	-	-
Payment of Toreador notes	(31,754)	-	-
Cash provided by financing activities - continuing operations	24,416	3,500	3,735

Effects of foreign currency translation on cash and cash equivalents	837	-	-
Net increase (decrease) in cash and cash equivalents	24,030	(6,167)	16,784
Cash and cash equivalents, beginning of period	10,619	16,786	2
Cash and cash equivalents, end of period	$34,649	$10,619	$16,786

Supplemental disclosures:
Cash paid during the period for interest	$9,118	$45	$-
Cash paid during the period for income taxes	$112	$74	$-

The accompanying notes are an integral part of these financial statements

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation (“ZEC”, or “ZaZa” or the “Company”) was formed on August 4, 2011 for the purpose of being a holding company of both ZaZa Energy, LLC (“ZaZa LLC”) and Toreador Resources Corporation (“Toreador”) upon completion of an Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended (the “Combination”). On February 21, 2012, upon the consummation of the transaction under the Agreement and Plan of Merger and Contribution, ZaZa became the parent company of ZaZa LLC and Toreador. In this annual report on Form 10-K, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

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

The accompanying consolidated Balance Sheets as of December 31, 2012 and 2011 include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The Statements of Operations and Comprehensive Income and Stockholders’ and Members' Equity and Cash Flows for each of the three years in the period ended December 31, 2012 and Notes to the Financial Statements include the results of our accounting predecessor, ZaZa LLC, through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  All figures presented are in thousands except per share data unless otherwise indicated.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Toreador (the “Merger”), with Toreador continuing as a surviving entity, (ii) the 3 former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to us (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to us (the “Profits Interests Contribution”). Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly-owned subsidiaries.

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

The fair value of the merger consideration received by the Toreador stockholders was approximately $134.9 million in the aggregate. This amount has been allocated to Toreador’s tangible and intangible assets and liabilities based on an estimate of the fair value of Toreador’s assets and liabilities. The following is a summary of the value of the merger consideration and the fair value of the underlying assets and liabilities of Toreador (in thousands):

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

Pro Forma Results

The following table provides pro forma results of operations as if the merger between ZaZa and Toreador had been completed at the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Total revenues	$236,375	$50,530
Net income (loss)	$(107,074)	$(16,428)
Basic earnings (loss) per share	$(1.09)	$(0.16)
Diluted earnings (loss) per share	$(1.11)	$(0.16)

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 and 2010 earnings per share calculation (“EPS”), the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011 and 2010, as there were no changes in the capital structure of ZaZa LLC during the years ended December 31, 2011 and 2010.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

Sale of ZaZa Energy France SAS

On November 13, 2012, the Company, through its wholly-owned subsidiary ZaZa France SAS (“Seller”), and Vermillion REP SAS (“Buyer”), a wholly owned subsidiary of Vermillion Energy Inc., entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller sold to Buyer all of its shares in Seller’s wholly-owned subsidiary, ZaZa Energy France SAS (“ZEF”), formerly Toreador Energy France SAS.  On December 21, 2012, the Company completed the sale of 100% of the shares in ZaZa Energy France SAS to Vermillion REP SAS.

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down part of its remaining Senior Secured Notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012, $15.0 million of the sales proceeds will be held in escrow until all exploration permits for the Paris Basin are successfully transferred to Hess.  Additionally, $6.2 million has been earmarked and included in restricted cash for wind up activities of ZEC, including French capital gains tax and severance.  The remaining net proceeds will be used by the Company to fund its development program.

As a result of the consummation of the Purchase Agreement and with the exception of an 5% overriding royalty interest retained under the Paris Basin Agreement with Hess, the Company no longer has any meaningful operations or assets in connection with oil and gas operations in France which were acquired in the February 2012 Combination of ZaZa LLC and Toreador. The Company anticipates solely focusing its efforts and resources on its oil and gas operations based in the United States.  In our quarterly reports, we have previously classified the French operations as a segment based on the geographic regions.  After the sale of ZEF, we operate under one segment.

The results of operations of entities in France have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these entities reported as discontinued operations from February 21, 2012 to December 21, 2012 were as shown in the table following. Since the divested assets were acquired in 2012, comparative results are unavailable for prior years.

Period from
February 21, 2012
to
December 31, 2012
(In thousands)

Oil revenues	$27,861
Operating loss	53,655
Other expenses	(719)
Loss on disposal of assets	787
Income tax benefit	1,552
Loss from discontinued operations	$52,171

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

Toreador

On May 10, 2010, ZEF, a company organized under the laws of France and an indirect subsidiary of the Company, entered into the Hess Investment Agreement (“the Investment Agreement”) with Hess Oil France SAS., a company organized under the laws of France and a wholly-owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess became a 50% holder of Toreador Energy France’s (“TEF”) working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess was required to make a $15 million upfront payment to TEF, (2) Hess had the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

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

Under the terms of the Investment Agreement, TEF was entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits.  There was no activity under this agreement in the year ended December 31, 2012.

Termination of the Agreements with Hess

Hess Joint Venture Dissolution

Based on public communications from Hess, it became clear that Hess and ZaZa had different understandings about Hess’s obligations under the Exploration and Development Agreement (EDA) relating to our joint venture.  Correspondence and communications between the parties relating to the disagreements between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets.  These disagreements included overhead allocations and reimbursements, timing of the delivery of lease assignments and net acreage shortfalls (some of which disagreements are the subject of our claim against FLMK/Emerald Leasing discussed in “Note 11 - Commitments and Contingencies”), timing and amounts of payments, drilling obligations and drilling schedules, obligations to transfer undrilled acreage to ZaZa prior to lease expiration, and the interpretation of the other rights and obligations of the parties.  Accordingly, the parties entered into a Heads of Agreement on June 8, 2012 outlining the terms of a division of assets to dissolve the joint venture, and the parties entered into definitive agreements regarding such division of assets and dissolution of the joint venture on July 25, 2012.

The EDA for the Hess joint venture required ZaZa LLC to operate the Hess joint venture properties during the first year of drilling, after which Hess had an election to take over operatorship.  This provision enabled ZaZa LLC to build an operating track record during this first year of drilling.  As operator of the Hess joint venture, ZaZa LLC successfully drilled and completed 18 Eagle Ford wells.  Hess elected to take over operatorship, and the transition from ZaZa LLC to Hess commenced in November 2011 and was expected to be completed in July 2012.  In conjunction with the operatorship transition, Hess also made public announcements in the first quarter of 2012 that indicated that they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated.  The combination of Hess taking over operatorship and the expectation that Hess would slow the drilling program led ZaZa LLC to negotiate an exit from the EDA in July 2012. As a result of this exit, ZaZa LLC relinquished the Cotulla Area and regained operational control of approximately 60% of the venture’s former acreage (totaling 72,000 net acres).  TEF also exited the Investment Agreement (subject to French regulatory approval), which had stalled due to French governmental regulations. This resulted in the Company converting its 50% working interest to a 5% non-cost bearing revenue interest for up to $130 million in cash receipts. In addition to the aforementioned land transitions, the Company also received an aggregate of $84 million in cash from Hess.

Hess Joint Venture Dissolution Agreement

In order to resolve our disagreements with Hess relating to our joint venture, on June 8, 2012, ZaZa, ZaZa LLC, ZaZa Energy France SAS. (formerly known as Toreador Energy France SAS.)(“ZEF”), Hess and Hess Oil France SAS. (“Hess France”) entered into a Heads of Agreement (“HoA”), that provided for the termination of the ongoing obligations of the parties under the EDA and the agreements between ZEF and Hess France, including that certain Investment Agreement dated May 10, 2010, as amended, and that certain agreement dated July 21, 2011 with Vermillion REP, SAS., (the “French Agreements”), and the division of the assets covered by the EDAs and the French Agreements.

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

The termination of agreements with Hess and the division of assets resulted in a gain of $195.6 million consisting of oil and gas property fair valued at $117 million, a write off of $5.4 million in working capital and cash proceeds of $84 million.  Property received consisted of producing wells and unproved acreage.  All receivables and payables related to Hess were written off.

In addition, on July 25, 2012, ZaZa entered into a Waiver and Amendment No. 2 (“Amendment No. 2”) to the Securities Purchase Agreement dated February 21, 2012 (the “SPA”), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”).  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Secured Notes to the transactions contemplated by the Hess Agreements, and provided the following:

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

NOTE 3 — GOING CONCERN

For 2013, we are dependent on the sale of non-core assets and the proceeds from the creation of a joint venture (see below) in order to maintain a positive liquidity position and to fund our debt service requirements. Our lack of sufficient current operating cash flow, the exploratory uncertainties surrounding the development plan of our recently announced joint venture, and the amount of our current indebtedness, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. We currently expect that the proceeds from the sale of our Moulton prospect and the recently announced joint venture will continue to improve our overall liquidity position.  Our 2013 plan assumes the above transactions are consummated in the second quarter of 2013. The first phase of the joint venture will result in ZaZa receiving $10 million being 100% carried on the drilling and completion costs of three (3) exploratory wells.  The Moulton sale will provide approximately $52.5 million of cash but will also decrease our proved reserves and related operating income significantly.  We estimate that we will use a portion of the proceeds from these transactions to reduce the outstanding principal amount of our Senior Secured Notes to approximately $25.6 million by the end of 2013.  In addition to the transactions, we are currently in the process of drilling and completing three (3) stand-alone exploratory wells.  These wells are estimated to cost approximately $30.9 million in the aggregate and will be funded with readily available liquidity and cash flows from operations.  Also included in the 2013 business plan is approximately $15.1 million in leasehold costs to hold our leases that are not held by production.  To offset a portion of these costs, our 2013 business plan also includes a 35% reduction in our general and administrative costs beginning in the second quarter of 2013.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital and possible asset divestitures to finance additional drilling operations in the Eaglebine.  However, there is no assurance that asset divestitures will be available to the Company at appropriate valuations.  Absent additional sources of financing, or the sale of additional assets, the Company will have to further reduce our expenditures in 2013 and beyond.

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

Until the dissolution of the Hess joint venture agreements, the Company also derived its bonus income revenue from a bonus on leasehold amounts that Hess agreed to participate in. The bonus amount was equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and was recognized after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

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

ZaZa’s third party engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

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

The following table summarizes the changes in our asset retirement liability during the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Asset retirement obligations at January 1	$309	$-
Obligations assumed in the Combination	4,513	-
Obligations incurred	313	307
Revisions	26	-
Obligations extinguished	(356)	-
Obligations divested	(4,912)
Obligations reclassified as held for sale	(183)
Accretion expense	420	2
Asset retirement obligations at the end of the period	$130	$309

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs.  At December 31, 2012 debt issuance costs were $7.0 million and accumulated amortization was $3.3 million, which includes $2.7 million in debt issuance costs expensed as part of debt extinguishment loss during the year ended December 31, 2012.  The costs are being amortized over the life of associated debt.

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

Earnings (loss) Per Common Share

Basic earnings (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share incorporate the potential dilutive impact of options and unvested stock outstanding during the periods presented, unless their effect is anti-dilutive. In addition, the Company applies the if-converted method to our convertible debt instruments, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings (loss) per share if the effect would be anti-dilutive.

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 and 2010 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011 and 2010, as there were no changes in the capital structure of ZaZa LLC during the years ended then.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

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

In June 2011, the FASB amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of Accumulated Other Comprehensive Income as required in FASB’s June 2011 amendment.  We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

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

Effective May 1, 2010, ZaZa and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation was based on the fulfillment of certain performance metrics and the occurrence of a “Company liquidity event,” defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. During the year ended December 31, 2011, no discretionary bonuses were approved by ZaZa.  For the year ended December 31, 2012, ZaZa paid $17.5 million in discretionary bonuses and incentive compensation under these agreements.  These compensation agreements were terminated in connection with the Combination.

In March 2011 ZaZa entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provided ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel.  Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM.  ZaZa reimbursed SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handled all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement.  For the years ended December 31, 2012 and 2011, ZaZa paid SPM $18.3 million

(including $52 thousand in management fees) and $6.3 million (including $50 thousand in management fees), respectively, under this agreement.  At December 31, 2011, ZaZa had a receivable from SPM of $84 thousand related to the estimated period end payroll. Effective November 1, 2012, 100% of the units and ownership in SPM was assigned to ZaZa LLC.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent the plane for business travel reasons. ZaZa was charged for the pilots’ time, hanger fees and fuel.  During the year ended December 31, 2012 ZaZa was charged and paid $115 thousand for such services.  In addition, at December 31, 2011, ZaZa had a payable to LG5 for $80 thousand related to the remainder of a short term working capital loan that bears no interest, which was repaid in September 2012.

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador Resources Corporation and ZaZa LLC, the three former members of ZaZa LLC, Todd A. Brooks, Gaston L. Kearby, and John E. Hearn Jr. (together, the “ZaZa Founders”), each determined to transfer to certain service providers approximately 1.7 million shares of restricted common stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders.  Because such transfers were expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

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

The Company estimates that the Reimbursements could be as much as $1.4 million for each of Blackstone, Lara, and Omega, no payments have been made during the year ended December 31, 2012.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the founders.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

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

NOTE 6 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 7.0 million shares authorized for issuance under the Plan adopted in March 2012.  At December 31, 2012, approximately 5.8 million shares were available for future grants under the Plan.  Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  To date only restricted stock awards have been granted under the Plan.

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as expense, generally on a straight-line basis over the vesting period as defined in the individual grant agreement.  Compensation cost is recognized based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Awards subject to vesting requirements for non-employees are fair valued each reporting period, final fair value being determined at the vesting date.

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

Founders’ Shares

Our financing agreements and stockholders’ agreement permitted the significant ZaZa owners to make grants of up to 6.0 million of their shares of restricted stock to current and former employees, contractors and service providers of the Company.  For accounting purposes, these grants are treated as a capital contribution by the significant ZaZa owners of the shares of restricted stock to ZaZa and a subsequent grant of such shares by ZaZa to the recipients, outside of the Plan. The restricted stock subject to vesting requirements for contractors and service providers will be treated as equity awards with variable accounting.  The final fair value will be determined at the vesting date.

Stock-based compensation cost for the year ended December 31, 2012 was $16.5 million.  We did not have stock-based compensation cost prior to the second quarter of 2012.

The following table presents the changes in restricted stock awards pursuant to the Plan and the owner grants, and related information:

	RSA Number	Weighted Average
	of Shares	Grant Date
	(in thousand)	Fair Value per Share
Unvested balance at December 31, 2011	-	$-
Granted	6,492	$4.01
Vested	(6,336)	$4.00
Unvested balance at December 31, 2012	156	$4.32

The total vest date fair value of awards vested in 2012 was $15.0 million.  At December 31, 2012, we had $0.5 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 1.37 years.

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Year Ended December 31,
	2012		2011	2010
	(In thousands, except per share data)
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(54,056)		$(2,855)	$6,442
Income (loss) from discontinued operations, net	(52,171)		-	-
Net income (loss)	$(106,227)		$(2,855)	$6,442

Denominator:
Weighted average common shares outstanding	98,029		75,977	75,977

Basic income (loss) per share:
Continuing operations	$(0.55)		$(0.04)	$0.08
Discontinued operations	(0.53)		-	-
	$(1.08)		$(0.04)	$0.08

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(54,056)		$(2,855)	$6,442
Impact of assumed conversions on interest expense, net of income taxes	-		-	-
Less: gain on fair value of warrants, net of tax	(3,633)		-	-
	(57,689)		(2,855)	6,442
Income (loss) from discontinued operations, net	(52,171)		-	-
	$(109,860)		$(2,855)	$6,442

Denominator:
Weighted average common shares outstanding	98,029		75,977	75,977
Net warrants issued for secured debt under the treasury stock method	1,655		-	-
Weighted average shares associated with convertible debt	-	(a)	-	-
Weighted average diluted shares outstanding	99,684		75,977	75,977

Diluted income (loss) per share:
Continuing operations	$(0.58)		$(0.04)	$0.08
Discontinued operations	(0.53)		-	-
	$(1.11)		$(0.04)	$0.08

(a)

For the year ended December 31, 2012, the number of shares used in the calculation of diluted income per share did not include 12.3 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes due to their anti-dilutive effect.

The equity structure of the legal subsidiary (the accounting acquirer) has been retroactively adjusted using the exchange ratio established in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.  For the purpose of 2011 and 2010 earnings per share calculation (“EPS”) the number of weighted average shares outstanding represents assumed shares outstanding as of December 31, 2011 and 2010, as there were no changes in the capital structure of ZaZa LLC during the years ended then.  The shares outstanding were calculated based on the Toreador shares outstanding and the exchange ratio.

NOTE 8 — LONG-TERM DEBT

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into the Securities Purchase Agreement (SPA) with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued senior secured notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants were used for the (i) repayment of the outstanding convertible notes of Toreador, and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

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

After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants represent approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis. The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 17, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period. The Warrants expire on February 21, 2017. The exercise price of the Warrants was initially $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock. The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding. As a result of the anti-dilution adjustments in the Warrants, the number of outstanding shares of our common stock represented by the Warrants was increased from 26,315,789 to 27,226,223 and the exercise price per share was reduced to $3.04 per share on October 22, 2012 following the issuance of our convertible notes.

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

•    waived all existing defaults arising under the SPA, including the Company’s failure to timely provide financial statements with an unqualified opinion to the holders of the Senior Secured Notes.

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

Amendment No. 2 provided waivers of certain technical defaults under the SPA. Amendment No. 2 also provides for:

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

Effective October 16, 2012, the Company and the Senior Secured Notes holders entered into a third amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the Securities Purchase Agreement was amended to permit the incurrence of the debt arising under the Convertible Senior Notes, revise certain defined terms in the Securities Purchase Agreement and in the warrants issued in connection therewith (the "Amended Warrants"), and make certain other changes.

Effective December 17, 2012, we entered into an Amendment No. 4 to the SPA (“Amendment No. 4”), pursuant to which the SPA was amended to permit the intercompany transfer of certain intercompany loans in connection with the closing of the sale of the Company’s French subsidiary ZaZa Energy France SAS, revise certain defined terms in the SPA and in the warrants issued in connection therewith, and make certain other changes. We paid down the outstanding principal amount of the Senior Secured Notes by $33.8 million and paid a $1.7 million associated fee.  We also recorded a loss of $11.1 million on the extinguishment of debt due to the write off of issuance costs and discount amount.

Convertible Senior Notes due 2017

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

The Company designated its foreign subsidiaries as unrestricted.  These subsidiaries had no business operations as of December 31, 2012 and had assets consisting of $21.9 million of restricted cash and $17.3 million of intercompany receivables.  These intercompany receivables are planned to be dividended  up and forgiven in accordance with lender approval, during 2013 or as soon as commercially possible.

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

The Convertible Notes and Conversion Shares have not been registered, nor are required to be registered, under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Subordinated Notes

Simultaneously with the consummation of the Merger, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination (the “Seller Notes”). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals that own and control the ZaZa LLC Members, Todd Alan Brooks, Gaston L. Kearby and John E. Hearn Jr., in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC (the “Compensation Notes”) for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination. The Seller Notes and Compensation Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on these notes and may prepay these notes at any time. We are required to repay these notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after the third anniversary of the issuance of the Senior Secured Notes, which are described above.  We have not been making regular interest payments on these notes.  On September 11, 2012, we made a partial interest payment on the notes and the holders of the notes agreed, subject to board approval, to defer the payment of any further accrued interest, as well as the payment of any interest that accrues after such date, until the earlier of (i) the occurrence of an event providing us with liquidity sufficient to make such payments and (ii) February 21, 2013. On October 22, 2012, we completed the issuance of $40 million 9% Convertible Senior Notes due 2017 which allowed us to pay $1.6 million in back interest on the Subordinated Notes.  Interest is due and paid on the last day of each month.

Our Long-term debt consisted of the following:

	December 31,
	2012	2011
Revolving line of credit	$-	$5,000
Notes payable to members	-	3,000
Subordinated notes	47,330	-
Senior Secured Notes, net of discount (1)	23,647	-
Convertible Senior Notes, net of discount (2)	25,298	-
Subtotal	96,275	8,000
Less: current portion	(25,298)	(8,000)
Total long-term debt	$70,977	$-

(1)

The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method and rate of 14.94%. Additionally $20.1 million of the original issuance discount was expensed as part of debt extinguishment loss in the year ended December 31, 2012.

(2)	The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 21, 2017 using the effective interest rate method and rate of 19.04%.

A December 31, 2012, the unamortized original issuance discount related to Senior Secured Notes was $9.6 million and the unamortized original issuance discount related to Convertible Senior Notes was $14.7 million.

For the years ended December 31, 2012, 2011 and 2010, interest expense consisted of the following:

	Year Ended December 31,
	2012	2011	2010

Amortization of issuance costs on Senior Secured Notes	$454	$-	$-
Amortization original issuance discount on Senior Secured Notes	3,986	-	-
Interest expense on Senior Secured Notes	5,838	-	-
Amortization of issuance costs on Convertible Senior Notes	82	-	-
Amortization original issuance discount on Convertible Senior Notes	480	-	-
Interest expense on Convertible Senior Notes	690	-	-
Interest expense on Subordinated Notes	3,308	-	-
Interest expense on revolving credit line	45	-	-
Interest expense on Members’ Notes	50	313	2
Other interest (income) expense	335	(49)	-
Capitalized interest	(563)	-	-
Total interest expense, net	$14,705	$264	$2

NOTE 9 — ASSETS HELD FOR SALE

ZaZa’s Board of Directors met on November 2, 2012 and authorized management to negotiate the sale of the Hackberry prospect area including both the Conniff and Grahmann wells and unproved acreage.  We have created a data room and have engaged a third party to assist in the divestiture.  Currently, no market price has been set.  Pursuant to ASC 360, we assessed the carrying value of the proved oil and gas properties in the Hackberry prospect area and compared to its fair value of $0.4 million resulting in an impairment.  These net assets have been classified as “Assets Held for Sale” on the consolidated balance sheet.

The following table summarizes the assets and liabilities associated with the Hackberry prospect area.

December 31,
2012

Accounts receivable - revenue receivable	$113
Oil and gas properties	13,095
Accumulated depletion	(3,060)
Asset retirement obligations	(183)
Total assets held for sale	$9,965

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

We assumed a net deferred tax liability of $9.2 million which consisted of deferred tax assets of $35 million due to Toreador NOLs offset by deferred tax liabilities of $44 million due to historical deferred tax liability of $17 million and $27 million due to the step up of property, at the time of the Combination. As a result of events subsequent to the merger and based on the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

Prior to the merger, ZaZa LLC, a limited liability Company, was only subject to Texas Margin Tax, which has been determined to be an income tax, as income of the Company for federal tax purposes was reported on the tax returns of the individual partners.

As a result of the Company’s divestiture of  ZEF in December, 2012, the Company provided for the related tax liability of approximately $20.7 million on the amounts that will be repatriated, which will be primarily offset by net operating losses and not expected to result in significant amount of cash tax payments.

The Company’s controlled foreign corporations had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled as of the end of fiscal 2012.  Under U.S. tax rules, the payable balance of a U.S. legal entity owed to a foreign CFC is considered as Section 956 property, and treated as a deemed dividend to the U.S.  The Company, however, has substantial net operating losses that were in excess of the required income inclusion under Section 956.  Accordingly, the recognition of Section 956 income resulted in a reduction of $10.8 million of net operating loss deferred tax assets and an increase of $10.8 million of our provision for income tax expense in the year ended December 31, 2012.

The Company’s provision for income taxes consists of the following for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$-	$-	$-
U.S. State	642	123	74
Foreign	572	-	-
Deferred:
U.S. Federal	82,162	-	-
Foreign	(456)	-	-
	$82,920	$123	$74

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were:

	Year Ended December 31,
	2012	2011	2010

Statutory tax at 35%	$10,102	$-	$-
(Gain) Loss on Warrants	(1,956)	-	-
Unremitted earnings of foreign subsidiary	20,674	-	-
Deemed dividend	10,795
Adjustments to valuation allowance	37,048	-	-
Foreign rate differential and other	6,257	123	74
	$82,920	$123	$74

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011

Net operating loss carryforward - United States	$45,180	$-
Net operating loss carryforward - Foreign	1,864	-
Merger costs	3,210	-
Embedded conversion options associated with Convertible Senior Notes	2,870
Other	161	-
Deferred tax assets	53,285	-
Valuation allowance	(37,048)	-
Net deferred tax assets	$16,237	$-

Oil and gas properties	42,429	-
Unremitted earnings of foreign subsidiary	20,674
Other	299
Deferred tax liabilities	63,402	-

Net deferred tax liabilities	$47,165	$-

At December 31, 2012, the Company had the following carryforwards available to reduce future taxable income:

Jurisdiction	Expiration	Amount
United States	2026 — 2032	$129,086
Foreign	unlimited	$5,693

Realization of our deferred tax assets, specifically our net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances on our loss carryforwards and various deferred tax assets for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

United States	$35,184	$-	$-
France	1,864	-	-
	$37,048	$-	$-

ZaZa Energy Corporation and its subsidiaries file income tax returns in the United States and various local and foreign jurisdictions.  We are subject to income tax examinations in the United States for taxable years 2008 - 2012.  We have no uncertain tax positions at December 31, 2012.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Tiway Arbitration

Toreador entered into a Share Purchase Agreement (“SPA”) between Tiway Oil BC (“Tiway”), Tiway Oil AS and Toreador on September 30, 2009 for the purchase by Tiway of the entire issued share capital of Tiway Turkey Limited, f/k/a Toreador Turkey Limited (“TTL”). Tiway alleges in its request for arbitration that Toreador breached representations and warranties in the SPA as to five matters:

1.

Petrol Ofisi.  Tiway alleges that Toreador breached its representations and warranties under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges Toreador is liable for an estimated TRY 2.07 million (approximately $1.38 million), plus estimated interest of TRY 390 thousand ($260 thousand), together with a fine of 40% of the amount claimed (i.e. an estimated further $0.5 million). At the September 13, 2012 hearing, the Tribunal decided to complete its examination of two separate expert reports and then decide if it’s necessary to send the case-file to a third expert for the elimination of any conflicts between the first two expert reports.  The hearing scheduled for November 15, 2012 was postponed until December 25, 2012.  At the December 25, 2012 hearing, the court decided that Petrol Ofisi was not entitled to claim TRY 2.07 million from Tiway.  Petrol Ofisi may appeal the decision.

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

5.

Insurance Premiums.  Tiway alleges that Toreador breached its representations and warranties under the SPA in connection with the partial rebates of two insurance premiums.  Two policies were issued in the name of TTL, but when the policies were cancelled (as agreed upon the conclusion of the SPA), the rebates were paid to Toreador.  While Tiway claims estimated damages of approximately $300 thousand, Toreador only received credits and rebates for approximately $108 thousand.  In addition, the credits and rebates may at least in part have related to policies that were not included in the scheduled policies of the SPA.

In addition, Tiway seeks to recover the “significant” costs it has incurred in defending the above claims as damages under the SPA.  ZaZa views any liability at the levels stated in claims 1.- 4. above to be remote because such claims may be deemed withdrawn or are, in management’s opinion, otherwise unsupported by the provisions in the SPA.

On December 12, 2011, Tiway Oil BV (“Tiway”) commenced arbitration against Toreador by submitting a formal Request for Arbitration to the London Court of International Arbitration (“the LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  On August 9, 2012, Tiway agreed a stay of the arbitration against Toreador pending the arbitrators’ award in the International Chamber of Commerce arbitration between TPAO and Tiway.  Tiway and Toreador negotiated a settlement of all claims, including the insurance premium claim discussed above, for an immaterial amount of cash consideration, waiver of certain rights under the SPA, and contingent liability for the GDPA training obligations not to exceed $200,000.

Fallen Structures

In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the “Fallen Structures”) and the loss of three natural gas wells. Toreador has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, ZaZa believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with Toreador’s sale of its 26.75% interest in the SASB project to Petrol Ofisi in March 2009 and its sale of TTL to Tiway in October 2009, Toreador agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. Toreador also agreed to indemnify a third-party vendor for any claims made related to these incidents. To date, no claims have been made or are currently anticipated.

Lundin Indemnification

Toreador Energy France (TEF) executed on August 6, 2010, an indemnification and guarantee agreement (“IGA”) for a maximum aggregate amount of €50 million to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit in France. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In March 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the IGA, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government, which is expected to occur over the next nine months.  To date, no claims have been made or are currently anticipated under the IGA.

FLMK/Emerald Leasing Claims

ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases for which the brokers have not delivered to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. To the extent that the Company receives any cash settlement from these persons, it is required to share one-half of the cash settlement with Hess pursuant to the terms of the agreement dissolving the Hess joint venture.

Sankalp Amercias, Inc. Casing Collar Failure

            ZaZa LLC has filed a  lawsuit against Sankalp Americas, Inc. (“Sankalp”).   The dispute has arisen due to the catastrophic loss of a 17,000+ foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas.  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover from Sankalp for its substantial losses caused by such failure.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Range Transaction

On March 28, 2012, ZaZa LLC entered into a Participation Agreement (the “Range Agreement”) with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which ZaZa LLC agreed to acquire a 75% working interest from Range in certain leases located in Walker and Grimes Counties, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and ZaZa LLC committed to drill a well (the “Commitment Well”).  ZaZa LLC drilled the Commitment Well but ceased completion operations due to a restriction.  As a result of the restriction, the lateral section of the well was lost and, because of the resulting operational delay, effective January 16, 2013, ZaZa LLC and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  The Amendment requires ZaZa LLC to (i) commence re-completion operations on the Commitment Well by March 16, 2013 (the Company has timely commenced such operations), (ii) commence drilling operations of a substitute Commitment Well (the “Substitute Well”) by July 17, 2013, and (iii) initiate sales of oil and/or gas from the Substitute Well by September 1, 2013.  Failure to do so will require ZaZa to assign a 25% working interest in the Leases to Range and relinquish operatorship.

NOTE 12 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at December 31, 3012 and 2011, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, and the underlying stock price volatility   The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.   An increase in the volatility by 5% results in a $1.1 million increase in the fair value of the warrants.  On December 31, 2012, the Senior Secured Notes, which had a book value of $23.6 million, had a fair market value of approximately $28.4 million.

The embedded conversion options were valued as written call options using a Monte Carlo stock option pricing simulation where exercise was based on periods where the stock price multiplied by shares plus the outstanding interest were greater than the value of the notes. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model.

Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, credit spread curve, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $1.5 million increase in the fair value of the conversion options.  An increase in the credit spread by 500 basis points results in a $2.4 million decrease in the fair value of the conversion options.  On December 31, 2012, the Convertible Senior Notes, which had a book value of $25.3 million, had a fair market value of approximately $28.5 million.

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

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Asset Impairments - The Company reviews a proved oil property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property as well as an annual assessment. We estimate the undiscounted future cash flows expected in connection with the property at a field level and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.

Goodwill - We account for goodwill in accordance with “ASC 350 - Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using a discounted cash flow method. We perform our annual impairment test during the month of December. Because of the decline in oil forward pricing at June 30, 2012, goodwill was tested at June 30, 2012 and an impairment loss of $39.7 million was recorded.  After the recognition of the loss, no value in goodwill remained.

The following table summarizes the valuation of our liabilities measured on a recurring basis at levels of fair value.  We did not have any liabilities subject to fair value measurement prior to 2012.

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total

At December 31, 2012:
Warrants	-	-	28,043	28,043
Embedded conversion options	-	-	21,382	21,382
Total	$-	$-	$49,425	$49,425

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3:

December 31,
2012
Balance at beginning of period	$-
Issuance of warrants at February 21, 2012	33,632
Issuance of embedded conversion options on October 22, 2012	13,183
Unrealized (gain) loss on warrants included in earnings	(5,589)
Unrealized (gain) loss on embedded conversion options included in earnings	8,199
Balance at end of period	$49,425

NOTE 13 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. Oil and gas properties with a carrying value of $59.2 million were written down to their fair value of $51.7 million, resulting in a pretax impairment charge of $7.5 million for the year ended December 31, 2012. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include management's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. We used discounted cash flows based on the December 31, 2012 NYMEX future strip pricing.    Additionally capitalized lease costs totaling $2.3 million related to expired leases were written off in the year ended December 31, 2012.

NOTE 14 — OPERATING LEASES

ZaZa has noncancelable office leases in Houston,  Corpus Christi, Dallas and Huntsville, Texas, with lease terms until April 2019.  Rent expense for the years ended December 31, 2012, 2011 and 2010 totaled $1.2 million, $0.7 million and $0.2 million, respectively, before reimbursements.

Future minimum rental payments under all noncancelable operating leases as of December 31, 2012 were as follows (in thousands):

2013	$1,190
2014	1,180
2015	190
2016	190
2017	73
Thereafter	58
$2,881

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated its December 31, 2012 financial statements for subsequent events. Other than as noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Eaglebine Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc., (“our counterparty”), for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts,  the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest, our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

In the first phase, we will transfer 20,000 net acres, approximately 15,000 of which will come from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described above.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013.

Within 60 days of completion of the third well under the first phase, our counterparty will have the option to elect to go forward with the second phase of the joint development.  If they so elect, we will transfer an additional 20,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completions costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Within 60 days of completion of the second phase, our counterparty will have the option to elect to go forward with the third phase of the joint development.  If they so elect, we will transfer an additional 15,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

Sale of Moulton acreage

On March 5, 2013 the Company entered into a purchase and sale agreement to sell its remaining Moulton prospect for approximately $9.2 million. This transaction is expected to close on or before April 5, 2013 and is subject to normal closing conditions.

On March 22, 2013, we entered into an agreement to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $43.3 million in cash.  The closing of the sale of the Moulton properties is expected to occur during the second quarter of 2013, and net proceeds from the sale, after closing purchase price adjustments and expenses, are expected to be approximately $42 million.  The closing is subject to normal closing conditions, and the amendment of ZaZa’s securities purchase agreement for its senior secured notes, and there can be no assurance that this transaction will be consummated.  We intend to use these net proceeds to fund a portion of capital expenditures for exploration on our other properties and/or to repay indebtedness.

Note Amendments to 8.00% Senior Secured Notes due 2017

On March 28, 2013, we entered into Amendment No. 5 to the SPA (“Amendment No. 5”).  Under Amendment No. 5, we agreed to make a prepayment on the Senior Secured Notes with the proceeds of an asset sale, which prepayment had previously been deferred, of approximately $4.6 million.

Amendment No. 5 amended certain requirements with respect to our 2012 financials.  Amendment No. 5 also provides for:

(a)

revisions to the prepayment provisions to permit the Company to voluntarily prepay the Senior Secured Notes at 105% of their principal amount plus accrued and unpaid interest, if the aggregate principal amount of the Senior Secured Notes exceeds $25 million, at 103% if the aggregate principal amount of the Senior Secured Notes exceeds $15 million, and at 100% if the aggregate principal amount of the Senior Secured Notes are $15 million or less;

(b)

the Company to make a prepayment to pay down the Senior Secured Notes to $15 million by February 28, 2014, and a provision that if the Senior Secured Notes have not been repaid in full by February 28, 2014, the interest rate will increase from 8% to 10% per annum;

(c)

the Company to make a prepayment on the Senior Secured Notes if the Company sells some of its acreage in Sweet Home or the Company receives the release of certain escrow funds, which funds were placed in escrow for the benefit of Hess in connection with the Company’s sale of its French subsidiary, in each case prior to February 28, 2014, but solely to the extent to reduce the principal outstanding balance of the Senior Secured Notes to $15 million;

(d)	consent to our new joint venture in the Eaglebine with EOG without any requirement to use the proceeds of our joint venture to pay down the Senior Secured Notes;
(e)

reversion of consent rights on all joint ventures involving oil and gas properties to permit our recently announced  joint venture in the Eaglebine without any requirement to use the proceeds thereof to pay down the Senior Secured Notes and to permit joint ventures in Hackberry or Sweet Home as long as 10% of the gross proceeds in excess of $10 million are used to pay down the Senior Secured Notes;

(f)

the modification of the asset sale covenant in Amendment No. 2 to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton Properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(g)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share; and

the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

ZAZA ENERGY CORPORATION

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
For the year ended December 31, 2012
Revenues	$2,081	$3,116	$199,183	$772
Operating income (loss)	(41,631)	(12,312)	176,879	(48,666)
Income (loss) from continuing operations, net of tax	(115,113)	(13,632)	163,066	(88,377)
Income (loss) from discontinued operations, net of tax	(2,710)	(35,831)	(29,234)	15,604
Net income (loss)	(117,823)	(49,463)	133,832	(72,773)
Basic income (loss) per share	(1.35)	(0.49)	1.32	(0.71)
Diluted income (loss) per share	(1.35)	(0.49)	1.02	(0.71)

For the year ended December 31, 2011
Revenues	$2,243	$9,722	$4,361	$1,248
Operating income (loss)	1,237	6,462	(2,540)	(7,627)
Income (loss) from continuing operations, net of tax	1,169	6,343	(2,562)	(7,805)
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net income (loss)	1,169	6,343	(2,562)	(7,805)
Basic income (loss) per share	0.02	0.08	(0.03)	(0.10)
Diluted income (loss) per share	0.02	0.08	(0.03)	(0.10)

The following amounts formerly included in revenue and operating income (loss) in our quarterly results have been reclassified as discontinued operations for the year ended December 31, 2012.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Revenues of discontinued operations	3,775	7,850	8,013	8,223
Operating income (loss) of discontinued operations	(2,004)	(37,044)	(21,406)	6,799

ZAZA ENERGY CORPORATION

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OIL AND GAS PRODUCING ACTIVITIES

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

Capitalized Costs Related to Oil and Gas Producing Activities.  The following table presents the capitalized costs relating to ZaZa’s oil and gas producing activities at December 31, 2012 and 2011.  Capitalized costs of $10.0 million related to assets held for sale are excluded.

	December 31,
	2012	2011
	(In thousands)
Proved properties	$38,788	$3,610
Unproved properties	113,040	13,800
	151,828	17,410
Accumulated depreciation, depletion and amortization	(3,052)	(554)
Net oil and gas properties	$148,776	$16,856

Costs Incurred.    The following table presents the costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Property acquisition costs:
Proved	$540	$2,797	$813
Unproved	19,988	8,177	5,623
Exploration	28,366	-	-
Development	8,973	-	-
Total	$57,867	$10,974	$6,436

            Total costs incurred during the year ended December 31, 2012, include capitalized interest of $0.6 million.

Proved Reserves.  The following table presents ZaZa’s proved reserves at December 2012, 2011 and 2010, along with changes in proved reserves for years ended December 31, 2012 and 2011.  At December 31, 2010, ZaZa’s only proved reserves related to nonoperated property interests which were deemed immaterial for disclosure purposes.  ZaZa did not have proved reserves at December 31, 2009.

United States	Gas	Oil	Equivalent
	(MMcf)	(MBbls)	(MBOE)
Proved reserves - December 31, 2010	-	-	-
Revisions of prior estimates	-	-	-
Extensions and discoveries (1)	4,141	972	1,662
Improved recovery	-	-	-
Production	(12)	(27)	(29)
Acquisitions of reserves in-place	-	-	-
Divestitures of reserves in-place	-	-	-
Proved reserves - December 31, 2011 (2)	4,129	945	1,633
Revisions of prior estimates	(1,511)	435	183
Extensions and discoveries	1,348	2,639	2,864
Improved recovery	-	-	-
Production	(162)	(98)	(125)
Acquisitions of reserves in-place	-	-	-
Divestitures of reserves in-place	(2,091)	(858)	(1,207)
Proved reserves - December 31, 2012	1,713	3,063	3,348

(1)	Consists solely of reserves in the Eagle Ford earned pursuant to the EDA with Hess.
(2)	Does not include any pro forma adjustments for the HOA with Hess.

France	Gas	Oil	Equivalent
	(MMcf)	(MBbls)	(MBOE)
Proved reserves - December 31, 2011	-	-	-
Revisions of prior estimates	-	-	-
Extensions and discoveries	-	-	-
Improved recovery	-	-	-
Production	-	(252)	(252)
Acquisitions of reserves in-place	-	5,728	5,728
Divestitures of reserves in-place	-	(5,476)	(5,476)
Proved reserves - December 31, 2012	-	-	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries—Oil and Gas (Topic 932). The information is based on estimates prepared by our independent engineering firm. The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

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

The following table presents the standardized measure of discounted future net cash flows from production of ZaZa’s oil and gas reserves for the years ended December 31, 2012 and 2011:

(In thousands)
For the year ended December 31, 2012
Future cash inflows	$306,203
Future production costs	(93,364)
Future development costs	(114,517)
Future income tax expense	(2,143)
Future net cash flows	96,179
10% annual discount for estimated timing of cash flows	(59,032)
Standardized measure of discounted future net cash flows related to proved reserves	$37,147

For the year ended December 31, 2011
Future cash inflows	$116,837
Future production costs	(25,038)
Future development costs	(7,936)
Future income tax expense (1)	-
Future net cash flows	83,863
10% annual discount for estimated timing of cash flows	(33,520)
Standardized measure of discounted future net cash flows related to proved reserves	$50,343

(1)

Prior to February 21, 2012, ZaZa LLC, a limited liability Company, was only subject to Texas Margin Tax, which has been determined to be an income tax, as income of the Company for federal tax purposes was reported on the tax returns of the individual partners.

The prices of oil and natural gas at December 31, 2012 and 2011, used to estimate reserves in the table shown above, were $94.67 per Bbl and $96.83 per Bbl, of oil, respectively, and $2.76 per MMbtu and $4.014 per MMbtu of natural gas, respectively.  The price utilized was the proceeding twelve month average price based on closing prices on the first day of each month for the year.

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table presents the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2012.

	United States		France
	(In thousands)

at December 31, 2011		$50,343		$-
Net changes in prices and production costs		(203)		-
Net changes in future development costs		3,050		-
Oil and gas net revenue		(6,009)		(17,210)
Extensions and discoveries	1,347,000	27,905	1,347,000	-
Acquisition of reserves		8,741		139,581
Divestiture of reserves		(45,474)		(125,120)
Revisions of previous quantity estimates		(2,831)		-
Previously estimated development costs incurred		-		-
Net changes in taxes		(1,207)		-
Accretion of discount		3,121		-
Changes in timing and other		(289)		2,749
at December 31, 2012		$37,147		$-