Form 10-Q
period 2013-03-31
ZaZa Energy Corp
filed 2013-05-15
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of April 30, 2013, there were 102,544,001 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,991	$34,649
Restricted cash	21,602	21,875
Accounts receivable	1,659	1,354
Assets held for sale, net	42,401	-
Prepayments and other current assets	3,746	1,134
Total current assets	77,399	59,012

Property and equipment:
Oil and gas properties, successful efforts method	122,683	151,828
Furniture and fixtures	2,800	2,947
Total property and equipment	125,483	154,775
Accumulated depletion, depreciation and amortization	(2,292)	(4,705)
Property and equipment, net	123,191	150,070

Assets held for sale, net	14,887	9,965
Other assets	273	4,066

Total assets	$215,750	$223,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$7,924	$8,431
Deferred income taxes	11,107	14,568
Accrued liabilities	15,385	12,200
Senior Secured Notes, net of discount	6,247	-
Convertible Senior Notes, net of discount	25,938	25,298
Embedded conversion options associated with Convertible Senior Notes	15,034	21,382
Income taxes payable	3,601	3,658
Total current liabilities	85,236	85,537

Long-term accrued liabilities	52	53
Asset retirement obligations	16	130
Deferred income taxes	31,615	32,597
Long-term payable - related parties	4,128	4,128
Subordinated notes	47,330	47,330
Senior Secured Notes, net of discount	20,847	23,647
Warrants associated with Senior Secured Notes	27,771	28,043
Total liabilities	216,995	221,465

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero issued or outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 102,544,001 and 102,519,001 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,025	1,025
Additional paid-in capital	104,723	104,639
Accumulated retained deficit	(106,926)	(104,048)
Accumulated other comprehensive income (loss)	(67)	32
Total stockholders’ equity (deficit)	(1,245)	1,648

Total liabilities and stockholders’ equity (deficit)	$215,750	$223,113

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues and other income:
Oil and gas revenues	$2,797	$2,081
Total revenues and other income	2,797	2,081

Operating costs and expenses:
Lease operating expense	433	935
Depreciation, depletion and amortization	1,347	585
Accretion expense	11	3
General and administrative	6,858	42,189
Total operating costs and expenses	8,649	43,712

Operating loss	(5,852)	(41,631)

Other expenses:
Foreign currency exchange (gain) loss	-	106
Loss on extinguishment of debt	15,092	-
Interest expense, net	3,555	1,370
(Gain) loss on fair value of warrants	(11,162)	38,210
Gain on fair value of embedded conversion option	(6,348)	-
Total other expenses (income)	1,137	39,686

Income (loss) from continuing operations before income taxes	(6,989)	(81,317)
Income tax expense (benefit)	(4,665)	33,796
Net income (loss) from continuing operations	(2,324)	(115,113)
Loss from discontinued operations, net of income taxes	(554)	(2,710)
Net income (loss)	$(2,878)	$(117,823)

Basic income (loss) per share:
Continuing operations	$(0.02)	$(1.32)
Discontinued operations	(0.01)	(0.03)
Total basic income (loss) per share	$(0.03)	$(1.35)

Diluted income (loss) per share:
Continuing operations	$(0.02)	$(1.32)
Discontinued operations	(0.01)	(0.03)
Total diluted income (loss) per share	$(0.03)	$(1.35)

Weighted average shares outstanding:
Basic	102,523	87,233
Diluted	102,523	87,233

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(2,878)	$(117,823)
Foreign currency translation adjustments, net of taxes	(99)	-
Comprehensive income (loss)	$(2,977)	$(117,823)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common		Additional	Retained	Other	Total
	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	102,519	$1,025	$104,639	$(104,048)	$32	$1,648
Issuance of ZaZa Energy Corp shares	25	-		-	-	-
Comprehensive income (loss)	-	-	-	(2,878)	(99)	(2,977)
Stock-based compensation cost	-	-	84	-	-	84
Balance at March 31, 2013	102,544	$1,025	$104,723	$(106,926)	$(67)	$(1,245)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,878)	$(117,823)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	1,347	585
Loss on French divestiture	554	-
Loss on disposal of furniture and fixtures	-	27
Accretion expense	11	3
Deferred income taxes	(4,443)	33,796
Amortization of deferred debt issuance costs and discount	1,274	676
Loss on extinguishment of debt	15,092	-
Unrealized loss (gain) on value of warrants	(11,162)	38,210
Unrealized gain on value of embedded conversion option	(6,348)	-
Stock-based compensation expense	84	-
Changes in operating assets and liabilities:
Restricted cash	273	(1,200)
Accounts receivable	(344)	14,072
Prepayments and other assets	(208)	1,098
Accounts payable and accrued liabilities	1,905	(26,633)
Cash used in operating activities - continuing operations	(4,843)	(57,189)
Cash used in operating activities - discontinued operations	(554)	(1,336)
Net cash used in operating activities	(5,397)	(58,525)

Cash flows from investing activities:
Cash acquired in connection with the merger	-	4,118
Additions to oil and gas properties	(21,162)	(4,648)
Additions to furniture and fixtures	-	(115)
Cash used in investing activities - continuing operations	(21,162)	(645)

Cash flows from financing activities:
Issuance of senior secured notes	-	100,000
Payment of debt issuance costs	-	(4,500)
Payment of notes payable - members	-	(3,000)
Payment of revolving line of credit	-	(5,000)
Payment of Toreador notes	-	(31,754)
Cash provided by financing activities - continuing operations	-	55,746

Effects of foreign currency translation on cash and cash equivalents	(99)	1,145
Net (decrease) in cash and cash equivalents	(26,658)	(2,279)
Cash and cash equivalents, beginning of period	34,649	10,619
Cash and cash equivalents, end of period	$7,991	$8,340

Supplemental disclosures:
Cash paid during the period for interest	$2,394	$95
Cash paid during the period for income taxes	$155	$-

The accompanying notes are an integral part of these financial statements

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation (“ZEC”, or “ZaZa” or the “Company”) was formed on August 4, 2011 for the purpose of being a holding company of both ZaZa Energy, LLC (“ZaZa LLC”) and Toreador Resources Corporation (“Toreador”) upon completion of an Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended (the “Combination”). On February 21, 2012, upon the consummation of the transaction under the Agreement and Plan of Merger and Contribution, ZaZa became the parent company of ZaZa LLC and Toreador. In this quarterly report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, its subsidiaries (including ZaZa LLC and Toreador) and each of their respective direct and indirect subsidiaries.

The accompanying Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The Consolidated Statements of Operations and Comprehensive Income and the Consolidated Statements of Cash Flows for three months ended March 31, 2013 and 2012, and the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013, and Notes to the Consolidated Financial Statements include the results of our accounting predecessor, ZaZa LLC, through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  All figures presented are in thousands except per share data unless otherwise indicated.

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

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2012, included in the Form 10-K which was filed with the SEC on April 2, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

We finalized the purchase price allocation during the first quarter of 2013 without any adjustments compared to the preliminary purchase price presented as of December 31, 2012 in our annual report on Form 10-K.

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

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down part of its remaining Senior Secured Notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012,

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$15.0 million of the sales proceeds will be held in escrow until all exploration permits for the Paris Basin are successfully transferred to Hess.  Additionally, $6.6 million has been earmarked and included in restricted cash for wind up activities of ZEC, including French capital gains tax and severance.  The remaining net proceeds will be used by the Company to fund its development program.

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

The results of operations of entities in France have been presented as discontinued operations in the accompanying consolidated statements of operations.  Results for these entities reported as discontinued operations for the three months ended March 31, 2013 and from February 21, 2012 to March 31, 2012 were as shown in the table below.

		Period from
	Three Months	February 21, 2012
	Ended	to
	March 31, 2013	March 31, 2012
	(In thousands)

Oil revenues	$-	$3,775
Operating loss	-	2,004
Other expenses	-	613
Loss on disposal of assets	554	-
Income tax benefit	-	93
Loss from discontinued operations	$554	$2,710

Eaglebine Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc., (“our counterparty”), for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest, our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

The first phase commenced on April 2, 2013.  In this phase we transferred 20,000 net acres, approximately 15,000 of which came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described above.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 — GOING CONCERN

In connection with the audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm issued their report dated April 1, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the sale of non-core assets and success of our Eaglebine joint venture entered into subsequent to December 31, 2012. As described in Note 11 - Subsequent Events, we consummated the sale of a portion of these non-core assets in the second quarter of 2013 and received $8.8 million in cash.  Additionally, we entered into the first development phase in our Eaglebine joint venture and received $10.0 million in April 2013. We believe that we have made progress in remediating the uncertainties that gave rise to this going concern qualification upon entering the first phase of the Eaglebine joint venture and closing the sale of a portion of our non-core assets.  Our independent registered public accounting firm will provide a new opinion based on facts and circumstances at December 31, 2013 for the year then ended.

The first phase of the joint venture resulted in ZaZa receiving $10 million in the second quarter of 2013, and being 100% carried on the drilling and completion costs of three (3) exploratory wells.  The Moulton property sale that we consummated in the second quarter of 2013 provided approximately $8.8 million of cash.  We used $4.6 million of the proceeds from this transaction to reduce the outstanding principal amount of our Senior Secured Notes to approximately $28.6 million in the second quarter of 2013.  Our 2013 plan assumes that we will receive approximately $42 million in cash in the second quarter of 2013 upon the consummation of the sale of the remainder of our Moulton properties pursuant to an agreement that we entered into on March 22, 2013.  As of May 14, 2013, we have not yet closed this sale, and any non-breaching party may now unilaterally terminate this agreement due to the closing not having occurred by the outside date of April 30, 2013.  We are uncertain whether this closing will be achieved and are pursuing alternative purchasers for these interests in parallel.

In addition to the transactions, we are currently in the process of drilling and completing three (3) stand-alone exploratory wells.  These wells are estimated to cost approximately $34.2 million in the aggregate.  Also included in the 2013 business plan is approximately $15.5 million in leasehold costs to extend our leases that are not held by production.  To offset a portion of these costs, our 2013 business plan also includes a 35% reduction in our general and administrative costs beginning in the second quarter of 2013.  The reduction in general and administrative costs is expected to be reflected in the third quarter due to the severance expenses incurred in the second quarter.  As discussed in Note - 11 Subsequent Events in more detail, we terminated approximately 34 employees in the second quarter of 2013 and will close our offices in Corpus Christi and Dallas.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital and possible asset divestitures to finance additional drilling operations in the Eaglebine.  Any significant delay in the disposition of our remaining Moulton properties would decrease ZaZa’s near-term liquidity and materially adversely affect the Company.  In the absence of additional financing, the sale of its remaining Moulton interests is necessary to fund the Company’s 2013 forecasted operations beyond the second quarter.  There is no assurance that asset divestitures will be available to the Company at appropriate valuations.  Absent additional sources of liquidity, or the sale of additional assets, the Company will have to further reduce our expenditures in 2013 and beyond.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Concentration of Credit Risk

The Company maintains its cash balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation. The Company’s cash balances typically are in excess of the insured limit. This concentration may impact the Company’s overall credit risk, either positively or negatively, in that it may be similarly affected by changes in economic or other conditions. The Company has incurred no losses related to these accounts.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

Amortization rates are updated at least annually to reflect: (1) the addition of capital costs, (2) reserve revisions (upwards or downwards) and additions, (3) property acquisitions and/or property dispositions, and (4) impairments. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2013.

Three Months
Ended
March 31, 2013

Asset retirement obligations at start of period	$130
Obligations reclassified as held for sale	(125)
Accretion expense	11
Asset retirement obligations at the end of period	$16

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs associated with the non-current portion of our Long-Term Debt.  Debt issuance costs related to the current portion of our Long-Term debt are included in other current assets.  At March 31, 2013 and December 31, 2012 debt issuance costs were $2.5 million and $7.0 million, and accumulated amortization was $0.2 million and $3.3 million, respectively. The costs are being amortized over the life of associated debt.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recently adopted accounting pronouncements

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income by component. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued guidance on disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Accounting pronouncements not yet adopted

In March 2013, the FASB issued AUS 2013-05 to clarify the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended March 31,
	2013		2012
	(In thousands, except per share data)
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(2,324)		$(115,113)
Income (loss) from discontinued operations, net	(554)		(2,710)
Net income (loss)	$(2,878)		$(117,823)

Denominator:
Weighted average common shares outstanding	102,523		87,233

Basic income (loss) per share:
Continuing operations	$(0.02)		$(1.32)
Discontinued operations	(0.01)		(0.03)
Total basic income (loss) per share	$(0.03)		$(1.35)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(2,324)		$(115,113)
Impact of assumed conversions on interest expense, net of tax	-		-
Less: gain on fair value of warrants, net of tax	-		-
	(2,324)		(115,113)
Income (loss) from discontinued operations, net	(554)		(2,710)
Net income (loss)	$(2,878)		$(117,823)

Denominator:
Weighted average common shares outstanding	102,523		87,233
Net warrants issued for secured debt under the treasury stock method	-	(a)	-	(a)
Weighted average shares associated with convertible debt	-	(b)	-
Weighted average diluted shares outstanding	102,523		87,233

Diluted income (loss) per share:
Continuing operations	$(0.02)		$(1.32)
Discontinued operations	(0.01)		(0.03)
Total diluted income (loss) per share	$(0.03)		$(1.35)

(a)

For the three months ended March 31, 2013, the average ZaZa share price was lower than the exercise price of the warrants and therefore the anti-dilutive effect was not considered.  For the three months ended March 31, 2012, 12.7 million common equivalent shares from warrants associated with the Senior Secured Notes were excluded from the calculation due to their anti-dilutive effect.

(b)

For the three months ended March 31, 2013, the number of shares used in the calculation of diluted income per share did not include 16.0 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes issued in October 2012, due to their anti-dilutive effect.

NOTE 5 — LONG-TERM DEBT

As described in more detail in our 2012 annual report on Form 10-K, we have the following three debt agreements: 8.00% Senior Secured Notes due 2017 and Warrants, Convertible Senior Notes due 2017 and Subordinated Notes. The fair market value of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in Note 9 — Fair Value Measurement.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
Senior Secured Notes, net of discount (1)	$27,094	$23,647
Convertible Senior Notes, net of discount (2)	25,938	25,298
Subordinated notes	47,330	47,330
Subtotal	100,362	96,275
Less: current portion (3)	(32,185)	(25,298)
Total long-term debt	$68,177	$70,977

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
(3)

The Convertible Notes are convertible, at the option of the holder, into shares of the Company's common stock.  The initial conversion rate equates to an initial conversion price of $2.50 per share. Due to certain limitations under the indenture regarding the Company’s ability to settle the conversion in shares, the debt is classified as current.    Additionally we classified $6.2 million of our Senior Secured Notes as current in anticipation of use of proceeds related to the Moulton Transactions.

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

The Senior Secured Notes will mature on February 21, 2017.  Subject to certain adjustments set forth in the SPA, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants initially represented approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis.  As of March 31, 2013, 27,226,223 warrants with an exercise price of $2.00 per share and an expiration date of August 31, 2020 were outstanding.

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

(e)

the modification of the asset sale covenants to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share and the exercise period to be extended to August 31, 2020; and
(g)	the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.  At December 31, 2012, the unamortized issuance discount related to Senior Secured Notes was  $9.6 million.

9.00% Convertible Senior Notes due 2017

The Company has  $40,000,000 aggregate principal amount of 9% Convertible Senior Notes due 2017 (the “Convertible Notes”).    The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased.    The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company's common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company's common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.

At March 31, 2013 and December 31, 2012, the unamortized issuance discount related to Convertible Senior Notes was $14.1 million and $14.7 million, respectively.

8.00% Subordinated Notes

In February 2012, we issued Subordinated Notes in an aggregate amount of $47.33 million to the ZaZa LLC Members that accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

Interest expense

For the three months ended March 31, 2013 and 2012, interest expense consisted of the following:

	Three Months Ended March 31,
	2013	2012

Interest expense on Senior Secured Notes	$664	$889
Interest expense on Convertible Senior Notes	900	-
Interest expense on Subordinated Notes	947	421
Interest expense on revolving credit line	-	45
Interest expense on Members’ Notes	-	50
Amortization original issuance discount on Senior Secured Notes	490	608
Amortization of issuance costs on Senior Secured Notes	58	68
Amortization original issuance discount on Convertible Senior Notes	640	-
Amortization of issuance costs on Convertible Senior Notes	86	-
Other interest (income) expense, net	(24)	(711)
Capitalized interest	(206)	-
Total interest expense, net	$3,555	$1,370

NOTE 6 — ASSETS HELD FOR SALE

ZaZa’s Board of Directors met on November 2, 2012 and authorized management to negotiate the sale of the Hackberry prospect area including both the Conniff and Grahmann wells and unproved acreage.  We have created a data room and have engaged a third party to assist in the divestiture.  Currently, no market price has been

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

set.  Net assets in the amount of $9.9 million have been classified as non-current “Assets Held for Sale, net”  in  the consolidated balance sheet.

ZaZa entered into an agreement on March 22, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $43.3 million.  As of May 14, 2013, we have not yet consummated this sale, and any non-breaching party may now unilaterally terminate this agreement due to the closing not having occurred by the outside date of April 30, 2013.  We are uncertain whether this closing will be achieved and are pursuing alternative purchasers for these interests in parallel.  Net assets in the amount of $37.7 million have been classified as current “Assets Held for Sale, net” in the consolidated balance sheet.

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, for approximately $9.2 million.  Net proceeds from the sale, after closing purchase price adjustments and expenses, were approximately  $8.8 million.  We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.  Net assets in the amount of $4.7 million have been classified as current “Assets Held for Sale, net” in the consolidated balance sheet.

In the first quarter of 2013, management decided to market the Company’s Dilley prospect.  We have created a data room and have engaged a third party to assist in the divestiture.  Currently, no market price has been set.  Net assets in the amount of $5.0 million have been classified as non-current “Assets Held for Sale, net” in the consolidated balance sheet.

The following table summarizes the assets and liabilities associated with assets held for sale (current and non-current).

	March 31,	December 31,
	2013	2012

Accounts receivable - revenue receivable	$152	$113
Oil and gas properties	64,118	13,095
Accumulated depletion	(6,674)	(3,060)
Asset retirement obligations	(308)	(183)
Total assets held for sale, net (current and non-current)	$57,288	$9,965

NOTE 7 —INCOME TAXES

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

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31,
	2013	2012

Statutory tax at 35%	$(2,446)	$(28,537)
(Gain) Loss on Warrants	(95)	12,991
Adjustments to valuation allowance	(2,155)	49,445
Foreign rate differential and other	31	(103)
Income tax expense (benefit)	$(4,665)	$33,796

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

On December 12, 2011, Tiway commenced arbitration against Toreador by submitting a formal Request for Arbitration to the London Court of International Arbitration (the “LCIA”) pursuant to the SPA.  An arbitrator was selected in the first quarter of 2012, but no further actions have been made.  On August 9, 2012, Tiway agreed to a stay of the arbitration proceedings.  In March 2013, Tiway and Toreador negotiated a settlement of all claims for cash consideration of $275,000, waiver of certain rights under the SPA, and contingent liability for the General Directorate of Petroleum Affairs (“GDPA”) training obligations not to exceed $200,000.  The settlement amount of $275,000 was paid in March 2013.  We believe that the likelihood of any payment related to the GDPA training obligations is remote.

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

Sankalp Amercias, Inc. Casing Collar Failure

            On March 13, 2013, ZaZa LLC filed a lawsuit against Sankalp Americas, Inc. (“Sankalp”).   The dispute arose due to the catastrophic loss of a 17,000+ foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas.  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover from Sankalp for its substantial losses caused by such failure.  On April 5, 2013, Sankalp filed its original answer and denied all claims.

Range Transaction

On March 28, 2012, ZaZa LLC entered into a Participation Agreement (the “Range Agreement”) with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which ZaZa LLC agreed to acquire a 75% working interest from Range in certain leases located in Walker and Grimes Counties, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and ZaZa LLC committed to drill a well (the “Commitment Well”).  ZaZa LLC drilled the Commitment Well but ceased completion operations due to a restriction.  As a result of the restriction, the lateral section of the well was lost and, because of the resulting operational delay, effective January 16, 2013, ZaZa LLC and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  The Amendment requires ZaZa LLC to (i) commence re-completion operations on the Commitment Well by March 16, 2013 (the Company has timely commenced such operations), (ii) commence drilling operations of a substitute Commitment Well (the “Substitute Well”) by July 17, 2013, and (iii) initiate sales of oil and/or gas from the Substitute Well by September 1, 2013.  Failure to do so will require ZaZa to assign a 25% working interest in the Leases to Range and relinquish operatorship.  On March 25, 2013, ZaZa entered into the Sixth Amendment to the Range Agreement (the “Sixth Amendment”).  The Sixth Amendment (i) extends the deadline for initiating sales of oil and/or gas from the Substitute Well from September 1, 2013 to November 1, 2013, (ii) clarifies ZaZa’s option to commence an additional Substitute Well at any time a previous Substitute Well is abandoned prior to reaching a certain specified minimum depth, (iii) specifies that if ZaZa assigns all or a portion of its rights and obligations in the Range Agreement to EOG, then the area of mutual interest will not include lands covered by mineral leases or options to purchase mineral leases owned by EOG prior to March 1, 2013 and (iv) grants ZaZa the option to drill and complete a vertical monitor well at a mutually agreeable location.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 9 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2013 and December 31, 3012, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Monte Carlo stock option pricing simulation. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, and the underlying stock price volatility   The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $1.6 million increase in the fair value of the warrants. On March 31, 2013, the Senior Secured Notes had a book value equal to their fair market value of $27.1 million due to extinguishment accounting disclosed in Note 5 – Long-Term Debt.

The embedded conversion option  was valued as written call option using a Monte Carlo stock option pricing simulation where exercise was based on periods where the stock price multiplied by shares plus the outstanding interest were greater than the value of the notes. Exercise behavior prior to maturity was simulated using a Least-Squares approach based on the Longstaff-Schwartz Least Squares Monte Carlo (LSM) option pricing model. Key inputs into this valuation model are our current stock price, LIBOR zero coupon yield curve, credit spread curve, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the LIBOR zero coupon yield curve and our implied credit spread. The current stock price and LIBOR yield curve are based on observable market data and are considered Level 2 inputs while the stock price volatility and implied credit spread are unobservable and thus require management’s judgment and are considered Level 3 inputs. We used average daily stock price volatility of 5% and credit spread of S&P CCC+ rated companies. The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase the volatility by 5% results in a $0.2 million increase in the fair value of the conversion option. An increase in the credit spread by 500 basis points results in a $6.3 million decrease in the fair value of the conversion option. On March 31, 2013, the Convertible Senior Notes, which had a book value of $25.9 million, had a fair market value of approximately $35.0 million.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Asset Impairments - The Company reviews a proved oil property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property as well as an annual assessment. We estimate the undiscounted future cash flows expected in connection with the property at a field level and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.  Asset impairments are further discussed in Note 10 - Impairment of Assets.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at March 31, 2013 and December 31, 2012.

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2013
Warrants	-	-	27,771	27,771
Embedded conversion option	-	-	15,034	15,034
Total	$-	$-	$42,805	$42,805

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2012
Warrants	-	-	28,043	28,043
Embedded conversion option	-	-	21,382	21,382
Total	$-	$-	$49,425	$49,425

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$49,425	$-
Issuance of warrants	-	33,632
Amendment to warrant agreement	10,890	-
Unrealized (gain) loss on warrants included in earnings	(11,162)	38,210
Unrealized (gain) loss on embedded conversion option included in earnings	(6,348)	-
Balance at end of period	$42,805	$71,842

NOTE 10 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”.  We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include management's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

We had no impairments for the three month periods ended March 31, 2013 and 2012.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated its March 31, 2013 financial statements for subsequent events. Other than as noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Eaglebine Joint Venture with EOG

As described in Note 1 – Basis of Presentation, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our Eaglebine properties.  The first phase commenced on April 2, 2013.  In this phase we transferred 20,000 net acres, approximately 15,000 of which came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.

Sale of Moulton acreage (collectively “Moulton Transactions”)

ZaZa entered into an agreement on March 22, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $43.3 million.  As of May 14, 2013, we have not yet closed this sale, and any non-breaching party may now unilaterally terminate this agreement due to the closing not having occurred by the outside date of April 30, 2013.  We are uncertain whether this closing will be achieved and are pursuing alternative purchasers for these interests in parallel.

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, for approximately $9.2 million.  Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million.  We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.

Reduction in workforce

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 34 employees and contractors, and is closing offices in Corpus Christi and Dallas.  The reduction was a business

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

decision to reduce G&A expenses as included in our 2013 budget.  The Company recorded severance expenses of approximately $2.8 million in April 2013.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included under Item 1A of Part II of this quarterly report and under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 2, 2013 which are incorporated by reference herein.

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

Recent Developments

Eaglebine Joint Venture with EOG

On March 21, 2013, ZaZa entered into a Joint Exploration and Development Agreement with EOG Resources, Inc., (“our counterparty”), for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest, our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

The first phase commenced on April 2, 2013.  In this phase we transferred 20,000 net acres, approximately 15,000 of which came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described above.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013

Within 60 days of completion of the third well under the first phase, our counterparty will have the option to elect to go forward with the second phase of the joint development.  If they so elect, we will transfer an additional 20,000 net acres to our counterparty in exchange for a cash payment of $20 million, an obligation of our counterparty to drill and pay 100% of the drilling and completions costs of an additional three wells, and an obligation of our counterparty to pay for up to $1.25 million of ZaZa’s share of additional costs for seismic or well costs.

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

Sale of Moulton acreage (collectively “Moulton Transactions”)

ZaZa entered into an agreement on March 22, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $43.3 million.  As of May 14, 2013, we have not yet closed this sale, and any non-breaching party may now unilaterally terminate this agreement due to the closing not having occurred by the outside date of April 30, 2013.  We are uncertain whether this closing will be achieved and are pursuing alternative purchasers for these interests in parallel. If the sale of these assets is not consummated under this agreement, we believe that we will be able to sell these assets for approximately the same price to one or more other purchasers, although it is likely that any such sale would not close until later in the second quarter or early in the third quarter of 2013.

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, for approximately $9.2 million. Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million. We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.

Reduction in workforce

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 34 employees and contractors, and is closing offices in Corpus Christi and Dallas.  The reduction was a business decision to reduce G&A expenses.  The Company recorded severance expenses of approximately $2.8 million in April 2013.

Amendments to the SPA

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

(e)

the modification of the asset sale covenants to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(f)	the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share and the exercise period to be extended to August 31, 2020; and
(g)	the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

Financial Summary

For the three months ended March 31, 2013:

•	Production was 34 MBOE.
•	Revenues and other income from continuing operations were $2.8 million.
•	Operating costs of continuing operations were $8.6 million.
•	Net loss from continuing operations was $2.3 million.

At March 31, 2013, we had:

•	Cash and cash equivalents of $8.0 million.
•	Current ratio (current assets/current liabilities) of 0.91 to 1.

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

The following table presents our production and average prices obtained for our production for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Production:
Oil (Bbls):	28,177	20,001
Gas (Mcf):	37,121	11,515
Equivalents (BOE):	34,364	21,920

Average Price:
Oil ($/Bbl):	$95.42	$102.29
Gas($/Mcf):	$2.93	$3.01

The following tables present our production data for the referenced geographic areas for the periods indicated:

	Three Months Ended March 31, 2013
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	-	-	-
Moulton	5,253	22,435	23,311
Sweet Home	14,040	3,612	5,952
Hackberry	17,814	1,811	4,780
Eaglebine	-	-	-
Other Onshore	14	319	321
Total	37,121	28,177	34,364

	Three Months Ended March 31, 2012
	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	6,384	15,984	17,048
Moulton	239	2,565	2,605
Sweet Home	-	-	-
Hackberry	4,700	1,206	1,989
Eaglebine	-	-	-
Other Onshore	192	246	278
Total	11,515	20,001	21,920

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended March 31, 2013 was $2.8 million, compared to $2.1 million for the three months ended March 31, 2012.  This increase is primarily due to the Boening well (Sweet Home) beginning test production on February 3, 2013 ($0.3 million), the increase in Moulton production for the Crabb Ranch ($1.4 million) and the Ring Unit ($0.6 million) partially offset by the loss of Cotulla revenues ($1.6 million) as a result of the Hess dissolution.

The above table of production and average prices compares both volumes and prices received for our oil and gas production. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Eagle Ford:
Cotulla	$-	$406
Moulton	228	131
Sweet Home	43	-
Hackberry	139	395
Eaglebine	17	-
Other Onshore U.S.	6	3
Total	$433	$935

Lease operating expense

Lease operating expense was $0.4 million, or $12.60 per BOE produced, for the three months ended March 31, 2013, compared to $0.9 million, or $42.66 per BOE produced, for the three months ended March 31, 2012.    This decrease is primarily due to the exclusion of Cotulla, $0.4 million, as a result of the Hess dissolution, as well as a decrease in Hackberry of $0.3 million.  This decrease was partially offset by an increase in Moulton, $0.1 million, and Sweet Home, $0.1 million.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended March 31, 2013 was $1.3 million ($0.2 million related to furniture and fixtures) or $33.81 per BOE produced, compared to $0.6 million, all related to furniture and fixtures, for the three months ended March 31, 2012. These increases are primarily due to the capital expenditures on oil and gas properties during 2012 and production for the three months ended March 31, 2013.

General and administrative

General and administrative expense for the three months ended March 31, 2013 totaled $6.9 million, compared to $42.2 million for the same period in 2012. This decrease is due to legal and advisory fees incurred in connection with the Combination of $8.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive and bonuses to ZaZa LLC Members of $17.5 million triggered by the Combination.  Toreador’s contribution to G&A expense decreased by $5.8 million.  Additionally, during the three months ended March 31, 2012, G&A expense was offset by $2.1 million for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended March 31, 2013 was $15.1 million. The loss related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting. It consisted of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.

Interest expense, net

The following table presents details of net interest expense for the periods indicated:

	Three Months Ended March 31,
	2013	2012

Interest expense on Senior Secured Notes	$664	$889
Interest expense on Convertible Senior Notes	900	-
Interest expense on Subordinated Notes	947	421
Interest expense on revolving credit line	-	45
Interest expense on Members’ Notes	-	50
Amortization original issuance discount on Senior Secured Notes	490	608
Amortization of issuance costs on Senior Secured Notes	58	68
Amortization original issuance discount on Convertible Senior Notes	640	-
Amortization of issuance costs on Convertible Senior Notes	86	-
Other interest (income) expense, net	(24)	(711)
Capitalized interest	(206)	-
Total interest expense, net	$3,555	$1,370

Gain (loss) on valuation of warrants and embedded derivatives

For the three months ended March 31, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $11.2 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $6.3 million. The variances are mainly a result of fluctuations in our stock price and passing of time.

Income tax expense

Income tax benefit for the three months ended March 31, 2013 was $4.7 million. The difference between the federal statutory tax benefit of $2.4 million and the tax benefit of $4.7 million is primarily related a reduction in valuation allowance.   Income tax expense for the three months ended March 31, 2012 was $33.8 million.  At the time of the Combination we recorded a net deferred tax liability of $9.2 million which consisted of deferred tax liabilities of $44 million due to historical deferred tax liability of $17 million and $27 million due to the step up of property at the time of the Combination, offset by deferred tax assets of $35 million due to Toreador NOL’s. As a result of events subsequent to the Combination and based on the lack of positive evidence at the consolidated level, we recorded an allowance of $49.5 million.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 - Basis of Presentation”, “Note 2 - Going Concern” and “Note 5 - Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

For 2013, we are dependent on the proceeds from the creation of a joint venture (see below) and the sale of non-core assets in order to maintain a positive liquidity position and to fund our debt service requirements.  The first phase of the joint venture resulted in ZaZa receiving $10 million in the second quarter of 2013, and being 100% carried on the drilling and completion costs of three (3) exploratory wells.  The Moulton property sale that we have already closed provided approximately $8.8 million of cash.  We used $4.6 million of the proceeds from this transaction to reduce the outstanding principal amount of our Senior Secured Notes to approximately $28.6 million in the second quarter of 2013.  Our 2013 plan assumes that we will receive approximately $42 million in cash in the second quarter of 2013 upon the consummation of the sale of the remainder of our Moulton properties pursuant to an agreement that we entered into on March 22, 2013.  As of May 14, 2013, we have not yet closed this sale, and any non-breaching party may now unilaterally terminate this agreement due to the closing not having occurred by the outside date of April 30, 2013.  We are uncertain whether this closing will be achieved and are pursuing alternative purchasers for these interests in parallel.  If the sale of the remainder of our Moulton assets is not consummated under this agreement, we believe that we will be able to sell these assets for approximately the same price to one or more other purchasers, although it is likely that any such sale would not close until later in the second quarter or early in the third quarter of 2013.

In addition to the transactions, we are currently in the process of drilling and completing three (3) stand-alone exploratory wells.  These wells are estimated to cost approximately $34.2 million in the aggregate.    Also included in the 2013 business plan is approximately $15.5 million in leasehold costs to hold our leases that are not held by production.  To offset a portion of these costs, our 2013 business plan also includes a 35% reduction in our general and administrative costs beginning in the second quarter of 2013.  As discussed in “Note - 11 Subsequent Events” in more detail, we terminated approximately 34 employees in the second quarter of 2013 and will close our offices in Corpus Christi and Dallas.

Going forward, we will utilize cash flow from operations, alternative sources of equity or debt capital and possible asset divestitures to finance additional drilling operations in the Eaglebine.  Any significant delay in the disposition of our remaining Moulton properties would decrease ZaZa’s near-term liquidity and materially adversely affect the Company.  In the absence of additional financing, the sale of its remaining Moulton interests is necessary to fund the Company’s 2013 forecasted operations beyond the second quarter.  There is no assurance that asset divestitures will be available to the Company at appropriate valuations.  Absent additional sources of liquidity, or the sale of additional assets, the Company will have to further reduce our expenditures in 2013 and beyond.

As of March 31, 2013 we had $8.0 million in cash and cash equivalents. In addition, we had restricted cash of $21.6 million as of March 31, 2013, and cash proceeds from the Moulton transaction of approximately $8.8 million that were received in the second quarter of 2013. As described in “Note 5 - Long Term Debt” in more detail, we have $100.4 million in long term debt, of which $32.2 million is classified as current, consisting of the following:

	March 31,	December 31,
	2013	2012
Senior Secured Notes, net of discount	$27,094	$23,647
Convertible Senior Notes, net of discount	25,938	25,298
Subordinated notes	47,330	47,330
Subtotal	100,362	96,275
Less: current portion	(32,185)	(25,298)
Total long-term debt	$68,177	$70,977

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in Note 4 – Summary of significant accounting policies in our annual report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the three month period ended March 31, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2013. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 2, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

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

As of December 31, 2012, an evaluation was conducted by ZaZa management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of material weaknesses in our internal controls over financial reporting resulting from our auditors identifying an adjustment related to the write-off of exploration costs and errors in the calculation of certain income taxes attributable to our merger with Toreador in 2012.  Each of these errors were corrected prior to our filing the financial statements for such period with the SEC.  Accordingly, management believes that the financial statements included in this and prior reports fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is reviewing remediation steps necessary to address the material weaknesses and to improve our internal controls over financial reporting.  We intend to correct the material weaknesses promptly. However, pending the remediation of the material weaknesses described above, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See “Note 8- Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A  - RISK FACTORS

The risk factors below update the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 2, 2013. under the heading “Risk Factors - Risks Relating to Our Company.”

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and gas reserves.

The oil and gas exploration and development industry is capital intensive. We expect to continue making substantial capital expenditures in our business and operations for the purpose of exploration, development, production and acquisition of, oil and gas reserves. Historically, we financed capital expenditures in part from contributions, bonus payments and cost reimbursements by Hess under our joint venture with them. As a result of the termination of our joint venture with Hess in 2012, we have sold assets and incurred indebtedness in order to provide capital to carry out our activities. To maintain our oil and gas leases and pursue our planned drilling program, we will need to raise additional capital.  We expect to sell all of our Moulton properties during the second quarter of 2013, but as of May 14, 2013 have not consummated the sale of a significant portion of those properties, and any non-breaching party may now unilaterally terminate this agreement under which such assets are to be sold, due to the closing not having occurred by the outside date of April 30, 2013.  Although we continue to expect to sell these properties, no assurance can be given as to the timing of such sale, or, if the current agreement for the sale of these assets is terminated, that we will be able to find another purchaser or purchasers for these properties.  If we are able to find another purchaser or purchasers, no assurance can be given that we will be able to sell these assets for the price that we expect to obtain under the current agreement.

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

We will need to raise capital to maintain our oil and gas leases and finance our drilling operations. We intend to pursue various strategies to raise capital, including asset sales, debt or equity financing, and joint ventures.  However, our existing indebtedness contains covenants that restrict our ability to pursue these strategies.  If we are unable to sell assets or if financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to implement our strategy, including executing on our portfolio of drilling opportunities or expanding our existing portfolio. Any significant delay in the receipt of sales proceeds for our remaining Moulton properties would adversely affect our near-term liquidity and materially adversely affect the Company.  There can be no assurance as to our ability to sell assets, including but not limited to our remaining Moulton properties and other assets held for sale, or as to the availability or terms of any joint ventures or other financing.

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

As of March 31, 2013, we had approximately $33.2 million outstanding in aggregate principal under our Senior Secured Notes due 2017 (the “Senior Secured Notes”) and $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and we may incur additional indebtedness in the future. In addition, we had approximately $47 million outstanding in aggregate principal amount under our Subordinated Notes.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

On March 28, 2012, the Company entered into a Participation Agreement (the “Range Agreement”), and associated Joint Operating Agreement, with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which the Company agreed to acquire a 75% working interest from Range in certain leases located in Grimes Country, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and the Company committed to drill a well (the “Commitment Well”).  The Company recently ceased completion operations at the Commitment Well, and effective January 16, 2013, the Company and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  Under the terms of the Amendment, if the Company fails to commence re-completion operations at the Commitment Well (the “Re-entry Well”) in a bona fide attempt to complete the Re-entry Well as a vertical well within 60 days of January 16, 2013 (the Company has timely commenced such operations) or fails to commence drilling of a substitute well for the Commitment Well within 180 days of January 16, 2013, the Company will be required to assign a 25% working interest in the Leases to Range, resulting in the Company retaining a 50% working interest in the Leases, and transfer operatorship in the Leases to Range.  In addition, under a further Sixth Amendment to the Range Agreement, the Company is required to reach initiating sales of oil and gas by November 1, 2013.  If the Company fails to meet any of these deadlines, the foregoing remedies will have an impact on our expected revenues in the Eaglebine.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number		Description

10.1		Amendment No. 5 to Range Agreement, effective as of January 16, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K of ZaZa Energy Corporation (File No. 001-35432) filed on January 22, 2013).

10.2	*	Amendment No. 6 to Range Agreement, dated March 25, 2013.

10.3	*	Purchase and Sale Agreement, dated March 22, 2013.

10.4	*	Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas effective March 1, 2013.

10.5	*	Operating Agreement, effective March 1, 2013, by and between EOG Resources, Inc. and ZaZa Energy LLC.

10.6	*	Amendment No. 5 to Securities Purchase Agreement, dated March 28, 2013.

10.7	*	Amended Form of Warrant Agreement.

10.8	*	Amended Form of Lockup Agreement.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

*            Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

May 14, 2013	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

May 14, 2013	By:	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

May 14, 2013	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Accounting Officer