Form 10-Q/A
period 2013-03-31
ZaZa Energy Corp
filed 2013-06-25
CIK 1528393

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

As of June 21, 2013, there were 105,548,553 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Form 10-Q”), originally filed by ZaZa Energy Corporation on May 15, 2013, is being filed solely for the purpose of amending the Exhibit Index in Item 6 of Part II of the Form 10-Q and refiling Exhibit 10.4 to the Form 10-Q.  Accordingly, this Amendment consists only of the facing page, this explanatory note, Item 6 of Part II and Exhibit 10.4

Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

PART II—OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit Number		Description

10.1		Amendment No. 5 to Range Agreement, effective as of January 16, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K of ZaZa Energy Corporation (File No. 001-35432) filed on January 22, 2013).

10.2	**†	Amendment No. 6 to Range Agreement, dated March 25, 2013.

10.3	**	Purchase and Sale Agreement, dated March 22, 2013.

10.4	*†	Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas effective March 1, 2013.

10.5	**	Operating Agreement, effective March 1, 2013, by and between EOG Resources, Inc. and ZaZa Energy LLC.

10.6	**	Amendment No. 5 to Securities Purchase Agreement, dated March 28, 2013.

10.7	**	Amended Form of Warrant Agreement.

10.8	**	Amended Form of Lockup Agreement.

31.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

*	Filed or furnished herewith
**	Previously filed
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

June 24, 2013	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

June 24, 2013	By:	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

June 24, 2013	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Accounting Officer