Form 10-Q
period 2013-06-30
ZaZa Energy Corp
filed 2013-08-14
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 7, 2013, there were 105,837,824 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,186	$34,649
Restricted cash	1,147	21,875
Accounts receivable	1,908	1,354
Assets held for sale, net	29,372	-
Prepayments and other current assets	1,262	1,134
Total current assets	36,875	59,012

Property and equipment:
Oil and gas properties, successful efforts method	51,787	151,828
Furniture and fixtures	1,855	2,947
Total property and equipment	53,642	154,775
Accumulated depletion, depreciation and amortization	(2,285)	(4,705)
Property and equipment, net	51,357	150,070

Restricted cash	15,000	-
Assets held for sale, net	2,938	9,965
Other assets	2,536	4,066

Total assets	$108,706	$223,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$13,611	$8,431
Accrued liabilities	13,548	12,200
Deferred income taxes	6,190	14,568
Senior Secured Notes, net of discount	11,304	-
Convertible Senior Notes, net of discount	-	25,298
Embedded conversion options associated with Convertible Senior Notes	-	21,382
Income taxes payable	1,364	3,658
Total current liabilities	46,017	85,537

Long-term accrued liabilities	1,120	53
Asset retirement obligations	187	130
Deferred income taxes	215	32,597
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	12,353	23,647
Convertible Senior Notes, net of discount	26,594	-
Subordinated notes	47,330	47,330
Warrants associated with Senior Secured Notes	20,512	28,043
Embedded conversion options associated with Convertible Senior Notes	8,007	-
Total liabilities	166,463	221,465

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 250,000,000 shares authorized; 105,710,443 and 102,519,001 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,057	1,025
Additional paid-in capital	106,385	104,639
Accumulated retained deficit	(165,074)	(104,048)
Accumulated other comprehensive income (loss)	(125)	32
Total stockholders’ equity (deficit)	(57,757)	1,648

Total liabilities and stockholders’ equity (deficit)	$108,706	$223,113

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues and other income:
Oil and gas revenues	$2,367	$3,074	$5,164	$5,155
Other income	-	42	-	42
Total revenues and other income	2,367	3,116	5,164	5,197

Operating costs and expenses:
Lease operating expense	506	1,212	939	2,147
Depreciation, depletion, amortization, and accretion	933	2,670	2,291	3,258
Impairment of oil and gas properties	93,145	-	93,145	-
General and administrative	12,554	11,546	19,412	53,735
Total operating costs and expenses	107,138	15,428	115,787	59,140

Operating income (loss)	(104,771)	(12,312)	(110,623)	(53,943)

Other expenses:
Foreign currency exchange (gain) loss	15	117	15	223
Loss on extinguishment of debt	1,071	-	16,163	-
Interest expense, net	3,332	5,595	6,887	6,965
(Gain) loss on fair value of warrants	(7,260)	(5,789)	(18,422)	32,421
(Gain) loss on fair value of embedded conversion option	(7,027)	-	(13,375)	-
Total other expenses (income)	(9,869)	(77)	(8,732)	39,609

Loss from continuing operations before income taxes	(94,902)	(12,235)	(101,891)	(93,552)
Income tax expense (benefit)	(36,167)	1,397	(40,832)	35,193
Income (loss) from continuing operations	(58,735)	(13,632)	(61,059)	(128,745)
Income (loss) from discontinued operations, net of taxes	587	(35,831)	33	(38,541)
Net income (loss)	$(58,148)	$(49,463)	$(61,026)	$(167,286)

Basic income (loss) per share:
Continuing operations	$(0.57)	$(0.13)	$(0.59)	$(1.36)
Discontinued operations	-	(0.36)	-	(0.41)
Total basic income (loss) per share	$(0.57)	$(0.49)	$(0.59)	$(1.77)

Diluted income (loss) per share:
Continuing operations	$(0.57)	$(0.13)	$(0.59)	$(1.36)
Discontinued operations	-	(0.36)	-	(0.41)
Total diluted income (loss) per share	$(0.57)	$(0.49)	$(0.59)	$(1.77)

Weighted average shares outstanding:
Basic	102,888	101,514	102,663	94,413
Diluted	102,888	101,514	102,663	94,413

Consolidated Statement of Comprehensive Loss
Net income (loss)	$(58,148)	$(49,463)	$(61,026)	$(167,286)
Foreign currency translation, net of taxes	(58)	(8,962)	(157)	(6,782)
Comprehensive income (loss)	$(58,206)	$(58,425)	$(61,183)	$(174,068)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common		Additional	Retained	Other	Total
	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	102,519	$1,025	$104,639	$(104,048)	$32	$1,648
Stock-based compensation cost	3,191	32	1,746	-	-	1,778
Comprehensive income (loss)	-	-	-	(61,026)	(157)	(61,183)
Balance at June 30, 2013	105,710	$1,057	$106,385	$(165,074)	$(125)	$(57,757)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(61,026)	$(167,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	2,291	3,285
Loss on French divestiture	554	-
Loss on impairment of oil and gas properties	93,145	-
Deferred income taxes	(40,760)	35,174
Amortization of deferred debt issuance costs and discount	2,327	2,219
Loss on extinguishment of debt	15,933	-
Unrealized (gain) loss on value of warrants	(18,422)	32,421
Unrealized (gain) loss on value of embedded conversion option	(13,375)	-
Stock-based compensation expense	1,778	4,828
Changes in operating assets and liabilities:
Restricted cash	5,728	111
Accounts receivable	(1,280)	21,988
Prepayments and other assets	(75)	1,304
Accounts payable and accrued liabilities	9,889	(21,935)
Cash used in operating activities - continuing operations	(3,293)	(87,891)
Cash used in operating activities - discontinued operations	(554)	38,525
Net cash used in operating activities	(3,847)	(49,366)

Cash flows from investing activities:
Cash acquired in connection with the merger	-	4,118
Proceeds from divestitures	18,872	-
Capital expenditures	(41,745)	(13,932)
Cash used in investing activities - continuing operations	(22,873)	(9,814)

Cash flows from financing activities:
Issuance of senior secured notes	-	100,000
Payment of senior secured notes	(4,586)	-
Payment of debt issuance costs	-	(4,500)
Payment of notes payable - members	-	(3,000)
Payment of revolving line of credit	-	(5,000)
Payment of Toreador notes	-	(31,754)
Cash provided by financing activities - continuing operations	(4,586)	55,746

Effects of foreign currency translation on cash and cash equivalents	(157)	1,368
Net (decrease) in cash and cash equivalents	(31,463)	(2,066)
Cash and cash equivalents, beginning of period	34,649	10,619
Cash and cash equivalents, end of period	$3,186	$8,553

Supplemental disclosures:
Cash paid during the period for interest	$3,289	$2,118
Cash paid during the period for income taxes	$2,363	$-

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

The accompanying Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The Consolidated Statements of Operations and Comprehensive Income for three and six months ended June 30, 2013 and 2012, the Consolidated Statements of Cash Flows for six months ended June 30, 2013 and 2012, the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013, and Notes to the Consolidated Financial Statements include the results of our accounting predecessor, ZaZa LLC, through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  All figures presented are in thousands except per share data unless otherwise indicated.

The accompanying consolidated financial statements are prepared in accordance with GAAP and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of these consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates.

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2012, included in the Form 10-K which was filed with the SEC on April 2, 2013. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Sale of ZaZa Energy France SAS

On November 13, 2012, the Company, through its wholly-owned subsidiary ZaZa France SAS (“Seller”), and Vermilion REP SAS (“Buyer”), a wholly owned subsidiary of Vermilion Energy Inc., entered into a Share Purchase Agreement (the “Purchase Agreement” or “French divestiture”) pursuant to which Seller sold to Buyer all of its shares in Seller’s wholly-owned subsidiary, ZaZa Energy France SAS (“ZEF”), formerly Toreador Energy France SAS.  On December 21, 2012, the Company completed the sale of 100% of the shares in ZaZa Energy France SAS to Vermilion REP SAS.

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down part of its remaining Senior Secured Notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012,

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$15.0 million of the sales proceeds will be held in escrow until all exploration permits for the Paris Basin are successfully transferred to Hess.  In the second quarter of 2013, the Company concluded that the timing of the release of the $15 million escrow presented as restricted cash is uncertain.  Accordingly, we reclassified this escrow from current to non-current restricted cash.  Additionally, $1.1 million has been earmarked and included in restricted cash for wind up activities of our foreign entities, including severance.  The remaining net proceeds were used by the Company to fund its development program.

As a result of the consummation of the Purchase Agreement and with the exception of a 5% overriding royalty interest retained under the Paris Basin Agreement with Hess, the Company no longer has any meaningful operations or assets in connection with oil and gas operations in France which were acquired in the February 2012 Combination of ZaZa LLC and Toreador. The Company anticipates solely focusing its efforts and resources on its oil and gas operations based in the United States.  After the sale of ZEF, we now operate under one segment.

The results of operations of entities in France have been presented as discontinued operations in the accompanying consolidated statements of operations.  Results for these entities reported as discontinued operations for the three and six months ended June 30, 2013 and for the three months ended June 30, 2012 and for the period from February 21, 2012 to June 30, 2012 are shown in the table below.

				Period from
	Three Months	Three Months	Six Months	February 21, 2012
	Ended	Ended	Ended	to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Oil revenues	$-	$7,850	$-	$11,625
Operating loss	-	37,044	-	39,048
Other expenses (income)	-	(1,315)	-	(702)
Loss (income) on disposal of assets	(603)	-	(49)	-
Income tax expense (benefit)	16	102	16	195
Loss (income) from discontinued operations	$(587)	$35,831	$(33)	$38,541

Eaglebine Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest and our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, subject to the terms of our Participation Agreement (the “Range Agreement”) with Range as described in “Note 12 – Commitments and Contingencies”.  This joint development will be divided into three phases.

The first phase commenced on April 2, 2013.  In this phase we transferred 20,000 net acres, approximately 15,000 of which came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The second of these three wells to be drilled will be the substitute well that we are required to drill pursuant to our agreement with Range described in “Note 12 – Commitments and Contingencies”.  Drilling operations on the third well in the first phase of joint development with our counterparty must be commenced by our counterparty before December 31, 2013.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sale of Moulton Properties

ZaZa entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received $29.3 million in cash.  Additionally, on April 5, 2013, we also closed a purchase and sale agreement with the same party for approximately $9.2 million and received approximately $8.8 million in cash following customary purchase price adjustments.

NOTE 2 — GOING CONCERN

In connection with the audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm issued their report dated April 1, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the sale of non-core assets and success of our Eaglebine joint venture entered into subsequent to December 31, 2012. In the second quarter of 2013, we consummated the sale of a portion of these non-core assets and entered into the first development phase of our Eaglebine joint venture resulting in combined total cash proceeds of $18.8 million.  A portion of the cash proceeds received from these transactions was used to reduce the outstanding principal amount of our Senior Secured Notes to $28.6 million as of June 30, 2013.  As described in “Note 13 – Subsequent Events”, we sold additional non-core assets in the third quarter of 2013 for cash considerations of $29.3 million, including a $1.4 million deposit that we received in June 2013.

Beginning in the second quarter, we implemented a program to realize an approximately 35% reduction in our general and administrative costs.  The reduction in general and administrative costs will be reflected starting in the third quarter due to the severance expenses incurred in the second quarter.

Upon entering the first phase of the Eaglebine joint venture, closing of the sale of a portion of our non-core assets, and the reduction in our general and administrative costs, we believe that we have made progress in remediating the uncertainties that gave rise to this going concern qualification.  Our independent registered public accounting firm will provide a new opinion based on facts and circumstances at December 31, 2013 for the year then ended.

Over the next six months, we intend to reduce our current liabilities by approximately $22 million, fund approximately $10 million in general and administrative expenses, and fund $8 million in interest payments.  We  expect to utilize cash flow from operations, additional planned asset divestitures, and potentially alternative sources of equity or debt capital to fund our cash needs.  Absent the sale of additional assets or additional sources of liquidity, the Company will have to further reduce its expenditures in 2013 and beyond.  The failure to execute any part or the entirety of this strategy could have a material adverse effect on the Company's liquidity and ability to continue as a going concern.

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

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2013.

Six Months Ended
June 30, 2013

Asset retirement obligations at start of period	$130
Obligations incurred	6
Revisions	168
Obligations reclassified as held for sale	(129)
Accretion expense	12
Asset retirement obligations at the end of period	$187

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors as well as debt issuance costs associated with the non-current portion of our Long-Term Debt.  Debt issuance costs related to the current portion of our Long-Term debt are included in other current assets.  At June 30, 2013 and December 31, 2012 debt issuance costs were $2.5 million and $7.0 million, and accumulated amortization was $0.2 million and $3.3 million, respectively. The costs are being amortized over the life of the associated debt.

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

Our policy is to issue new shares for the exercise of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  To date only restricted stock awards have been granted under the Long Term Incentive Plan (the “Plan”).

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands, except per share data)				(In thousands, except per share data)
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(58,735)		$(13,632)		$(61,059)		$(128,745)
Income (loss) from discontinued operations, net	587		(35,831)		33		(38,541)
Net income (loss)	$(58,148)		$(49,463)		$(61,026)		$(167,286)

Denominator:
Weighted average common shares outstanding	102,888		101,514		102,663		94,413

Basic income (loss) per share:
Continuing operations	$(0.57)		$(0.13)		$(0.59)		$(1.36)
Discontinued operations	-		(0.36)		-		(0.41)
Total basic income (loss) per share	$(0.57)		$(0.49)		$(0.59)		$(1.77)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(58,735)		$(13,632)		$(61,059)		$(128,745)
Impact of assumed conversions on interest expense, net of tax	-		-		-		-
Less: gain on fair value of warrants, net of tax	-		-		-		-
	(58,735)		(13,632)		(61,059)		(128,745)
Income (loss) from discontinued operations, net	587		(35,831)		33		(38,541)
Net income (loss)	$(58,148)		$(49,463)		$(61,026)		$(167,286)

Denominator:
Weighted average common shares outstanding	102,888		101,514		102,663		94,413
Net warrants issued for secured debt under the treasury stock method	-	(a)	-	(a)	-	(a)	-	(a)
Weighted average shares associated with convertible debt	-	(b)	-		-	(b)	-
Unvested restricted stock	-	(c)	-	(c)	-	(c)	-	(c)
Weighted average diluted shares outstanding	102,888		101,514		102,663		94,413

Diluted income (loss) per share:
Continuing operations	$(0.57)		$(0.13)		$(0.59)		$(1.36)
Discontinued operations	-		(0.36)		-		(0.41)
Total diluted income (loss) per share	$(0.57)		$(0.49)		$(0.59)		$(1.77)

(a)

For the three and six months ended June 30, 2013, the average ZaZa share price was lower than the exercise price of the warrants and therefore the anti-dilutive effect was not considered.  For the three and six months ended June 30, 2012, 19.6 million and 20.1 million, respectively, common equivalent shares from warrants associated with the Senior Secured Notes were excluded from the calculation due to their anti-dilutive effect.

(b)

For the three and six months ended June 30, 2013, the number of shares used in the calculation of diluted income per share did not include 16.0 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes issued in October 2012, due to their anti-dilutive effect.

(c)

For the three and six months ended June 30, 2013, the number of shares used in the calculation of diluted income per share did not include 2.7 million unvested restricted common stock awards due to their anti-dilutive effect.  For the three and six months ended June 30, 2012, the number of shares used in the calculation of diluted income per share did not include 4.4 million unvested restricted common stock awards due to their anti-dilutive effect.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — LONG-TERM DEBT

As described in more detail in our 2012 annual report on Form 10-K, we have the following three debt agreements: 8.00% Senior Secured Notes due 2017 and Warrants, 9.00% Convertible Senior Notes due 2017 and 8.00% Subordinated Notes. The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in “Note 9 — Fair Value Measurement”.

Our Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
Senior Secured Notes, net of discount (1)	$23,657	$23,647
Convertible Senior Notes, net of discount (2)	26,594	25,298
Subordinated notes	47,330	47,330
Subtotal	97,581	96,275
Less: current portion (3)	(11,304)	(25,298)
Total long-term debt	$86,277	$70,977

(1)

The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method and rate of 12.72%.

(2)	The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 21, 2017 using the effective interest rate method and rate of 19.04%.
(3)

The Convertible Notes are convertible, at the option of the holder, into shares of the Company's common stock.  The initial conversion rate equates to an initial conversion price of $2.50 per share. Due to certain limitations under the indenture regarding the Company’s ability to settle the conversion in shares, the debt was classified as current until May 30, 2013.  As of May 30, 2013, shareholder approval of the issuance of common stock in excess of 20% of the outstanding shares allowed us to classify the debt as long-term.  We classified $11.3 million of our Senior Secured Notes as current as of June 30, 2013 consisting of principal of $13.6 million and a discount of $2.3 million pursuant to Amendment No. 5 to the Securities and Purchase Agreement as defined below.

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

The Senior Secured Notes will mature on February 21, 2017.  Subject to certain adjustments set forth in the Securities Purchase Agreement ( the “SPA”), interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. After giving effect to the shares issued to the ZaZa LLC Members and the former stockholders of Toreador in the Combination, the Warrants initially represented approximately 20.6% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis.  As of June 30, 2013, 27,226,223 warrants with an exercise price of $2.00 per share and an expiration date of August 31, 2020 were outstanding.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 million and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the warrants of  $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.

In the second quarter of 2013, we recognized a loss on extinguishment of debt of $1.1 million associated with prepayment penalties on the $4.6 prepayment of principal on our Senior Secured Notes.  On June 30, 2013, the Senior Secured Notes, which had a book value of $23.7 million, had a fair value of approximately $24.1 million.  At June 30, 2013 and December 31, 2012, the unamortized issuance discount related to Senior Secured Notes was $4.9 and $9.6 million respectively.  At June 30, 2013 and December 31, 2012, the outstanding principal on the Senior Secured Notes was $28.6 million and $33.2 million respectively.

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

At June 30, 2013 and December 31, 2012, the unamortized issuance discount related to Convertible Senior Notes was $13.4 million and $14.7 million, respectively.  The outstanding principal on the Convertible Senior Notes was $40.0 million at both June 30, 2013 and December 31, 2012.

8.00% Subordinated Notes

In February 2012, we issued Subordinated Notes in an aggregate amount of $47.33 million to the ZaZa LLC Members that accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense

For the three and six months ended June 30, 2013 and 2012, interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest expense on Senior Secured Notes	$583	$2,000	$1,247	$2,889
Interest expense on Convertible Senior Notes	900	-	1,800	-
Interest expense on Subordinated Notes	947	946	1,894	1,367
Interest expense on revolving credit line	-	-	-	45
Interest expense on Members’ Notes	-	-	-	50
Amortization original issuance discount on Senior Secured Notes	306	1,387	796	1,995
Amortization of issuance costs on Senior Secured Notes	-	156	58	224
Amortization original issuance discount on Convertible Senior Notes	656	-	1,296	-
Amortization of issuance costs on Convertible Senior Notes	90	-	176	-
Other interest (income) expense, net	(10)	1,106	(34)	395
Capitalized interest	(140)	-	(346)	-
Total interest expense, net	$3,332	$5,595	$6,887	$6,965

NOTE 6 — ASSETS HELD FOR SALE

ZaZa entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 28, 2013 and received $29.3 million, inclusive of a $1.4 million deposit that we received in June 2013.    Net assets in the amount of $29.4 million have been classified as current “Assets Held for Sale, net” in the consolidated balance sheet following an impairment of $7.4 million as discussed in “Note 9 – Impairment of Assets”.

Management is actively pursuing the sale of certain prospect areas including certain producing wells.  We have created data rooms and have engaged a third party to assist in the divestitures.  Net assets in the amount of $2.9 million have been classified as non-current “Assets Held for Sale, net” in the consolidated balance sheet following an impairment as discussed in “Note 9 – Impairment of Assets”.

The following table summarizes the assets and liabilities associated with assets held for sale (current and non-current).

	June 30,	December 31,
	2013	2012

Accounts receivable - revenue receivable	$838	$113
Oil and gas properties	38,514	13,095
Accumulated depletion	(6,674)	(3,060)
Asset retirement obligations	(308)	(183)
Accounts payable and accrued liabilities	(60)	-
Total assets held for sale, net (current and non-current)	$32,310	$9,965

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 —INCOME TAXES

We are subject to income taxes in the United States and France. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. Due to the uncertainty related to our effective tax rate for the year, the income tax provision is calculated based on the year to date actual effective tax rate.  All interest and penalties related to income tax is charged to general and administrative expense. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized.    Additionally, we paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three and six months ended June 30, 2013 and 2012 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Statutory tax at 35%	$(33,216)	$(4,206)	$(35,662)	$(32,743)
(Gain) Loss on Warrants	(2,541)	(1,644)	(2,636)	11,347
Adjustments to valuation allowance	(1,168)	6,156	(3,323)	55,601
Foreign rate differential and other	758	1,091	789	988
Income tax expense (benefit)	$(36,167)	$1,397	$(40,832)	$35,193

NOTE 8 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at June 30, 2013 and December 31, 3012, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Binomial Lattice Model. Key inputs into this valuation model are our current stock price, US Treasury rate, and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the US Treasury rate and our credit spread.  The current stock price, US Treasury rate, and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input.  A binomial lattice model designed to value the Convertible Senior Note, which is further described below, was used to estimate our credit spread.   It was calculated by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $1.2 million increase in the fair value of the warrants. On June 30, 2013, the Senior Secured Notes, which had a book value of $23.7 million, had a fair value of approximately $24.1 million.  An increase in the credit spread by 500 basis points results in a $1.6 million decrease in the fair value of the note.

The embedded conversion option and Convertible Senior Notes were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion option in addition to the value of the note.   Key inputs into this valuation model are our current stock price, US Treasury rate, our credit spread, and the underlying stock price volatility.  The current stock price, US Treasury rate, and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input. The valuation model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $0.4 million increase in the fair value of the conversion option.  On June 30, 2013, the Convertible Senior Notes, which had a book value of $26.6 million, had a fair value of approximately $35.5 million.    An increase in the credit spread by 500 basis points results in a $2.8 million decrease in the fair value of the note.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 3:   Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include warrants and embedded conversions. Although we utilize third -party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at June 30, 2013 and December 31, 2012.

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2013
Warrants	-	-	20,512	20,512
Embedded conversion option	-	-	8,007	8,007
Total	$-	$-	$28,519	$28,519

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2012
Warrants	-	-	28,043	28,043
Embedded conversion option	-	-	21,382	21,382
Total	$-	$-	$49,425	$49,425

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$49,425	$-
Issuance of warrants	-	33,632
Amendment to warrant agreement	10,891	-
Unrealized (gain) loss on warrants included in earnings	(18,422)	32,421
Unrealized (gain) loss on embedded conversion option included in earnings	(13,375)	-
Balance at end of period	$28,519	$66,053

NOTE 9 — IMPAIRMENT OF ASSETS

The Company reviews non-producing leasehold costs and proved oil and gas properties on a field-by-field basis for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. We compare the carrying value of the property to its estimated undiscounted future cash flows. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying value is reduced to its estimated fair value and any impairment is charged to expense in the period incurred. Fair value is estimated using comparable market data, a discounted future cash flow method, or a combination of the two. Significant Level 3 assumptions are used in the fair value determination and include management’s expectations of future production, commodity prices, operating and development costs, risk-adjusted discount rate and other relevant data.

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax non-cash impairment charges of $93.1 million. Included in the $93.1 million non-cash impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.

The impairments of the non-producing leasehold costs primarily relate to reversals of book gains recorded in 2012 in connection with the Hess joint-venture dissolution. As required by US GAAP, the dissolution of the Hess joint-venture in 2012 required us to increase the carrying value of our non-producing leasehold costs from historical cash basis to fair value. Accordingly, in 2012 we recorded a non-cash increase of $89.0 million to our non-producing leasehold costs with a historical cash basis of $1.0 million resulting in a new carrying value of $90.0 million.  The impairment of non-producing leasehold costs in the second quarter of 2013 was triggered by the current transaction landscape as reflected in the sales price of our most recent Moulton transaction and indicative bids that we received for certain prospects. In the second quarter of 2013, we reduced the $89.0 million increase in carrying value that was recorded in 2012 by a $56.9 million impairment resulting in a new carrying value of $27.6 million.    Our non-producing assets in the Eaglebine were not increased in value in 2012 and continue to be recorded at historical cash basis instead of fair value and have not been impaired.

The impairments of producing oil and gas properties relate to the Boening, Commodore and Stingray wells. In the first and second quarter of 2013, we completed the Boening, Commodore and Stingray wells which were all designed as proof-of-concept, science wells. The Boening well is a horizontal well with a limited number of completed frac stages. The Commodore and Stingray wells are vertical wells designed to test multiple formations. We were successful in achieving our goals for these three wells by obtaining significant, valuable technical information as well as successfully created proof-of-concept wells in new plays. However, the costs incurred to obtain the technical information exceeded the recoverable amount of the wells in their current configuration. In the second quarter of 2013, management concluded that it will not allocate additional capital resources to the Boening, Commodore and Stingray wells to improve performance of these wells. Accordingly, management reduced the carrying amounts of the three wells of $41.3 million to their fair value of $5.1 million resulting in a $36.2 million non-cash impairment charge.  The remaining $5.1 million fair value is allocated to the Stingray  ($3.5 million) and Boening wells  ($1.6 million).

We had no asset impairments for the three and six month periods ended June 30 2012.  In the second quarter of 2012, goodwill was tested and an impairment loss of $39.7 million was recorded.  After recognition of the loss, no value in goodwill remains.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 9.1 million shares authorized for issuance under the Plan adopted in March 2012.  At June 30, 2013, approximately 4.5 million shares were available for future grants under the Plan.

Stock-based compensation cost for the three and six months periods ended June 30, 2013 was $1.8 million and $1.8 million, respectively.  Stock-based compensation cost for the three and six months periods ended June 30, 2012 was $4.8 million and $4.8 million, respectively.

The following table presents the changes in restricted stock awards pursuant to the Plan and the owner grants, and related information:

	Number	Weighted Average
	of Shares	Grant Date
	(in thousand)	Fair Value per Share
Unvested balance at December 31, 2012	156	$4.32
Granted	3,381	1.55
Vested	(852)	1.76
Cancelled/Forfeited	(30)	1.32
Unvested balance at June 30, 2013	2,655	$1.64

At June 30, 2013, we had $3.9 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 2.06 years. As of June 30, 2012, there was $18.3 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 0.58 years.

NOTE 11 — SEVERANCE COSTS

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses. As of June 30, 2013, we have a remaining liability of $4.0 million of which $3.0 million is recorded in current accrued liabilities and $1.0 million is recorded in non-current accrued liabilities.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

FLMK/Emerald Leasing Claims

ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases which the brokers have not delivered to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. To the extent that the Company receives any cash settlement from these persons, it is required to share one-half of the cash settlement with Hess pursuant to the terms of the agreement dissolving the Hess joint venture.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover from Sankalp for its substantial losses caused by such failure.  On April 5, 2013, Sankalp filed its original answer and denied all claims.

Range Transaction

On March 28, 2012, ZaZa LLC entered into a Participation Agreement with Range under which ZaZa LLC agreed to acquire a 75% working interest from Range in certain leases located in Walker and Grimes Counties, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and ZaZa LLC committed to drill a well (the “Commitment Well”).  ZaZa LLC drilled the Commitment Well but ceased completion operations due to a restriction.  As a result of the restriction, the lateral section of the well was lost and, because of the resulting operational delay, effective January 16, 2013, ZaZa LLC and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  The Amendment requires ZaZa LLC to (i) commence re-completion operations on the Commitment Well by March 16, 2013 (the Company timely commenced such operations), (ii) commence drilling operations of a substitute Commitment Well (the “Substitute Well”) by July 17, 2013 (the Company timely commenced such operations), and (iii) initiate sales of oil and/or gas from the Substitute Well by September 1, 2013.  Failure to do so will require ZaZa to assign a 25% working interest in the Leases to Range and relinquish operatorship.  On March 25, 2013, ZaZa entered into the Sixth Amendment to the Range Agreement (the “Sixth Amendment”).  The Sixth Amendment (i) extends the deadline for initiating sales of oil and/or gas from the Substitute Well from September 1, 2013 to November 1, 2013, (ii) clarifies ZaZa’s option to commence an additional Substitute Well at any time a previous Substitute Well is abandoned prior to reaching a certain specified minimum depth, (iii) specifies that if ZaZa assigns all or a portion of its rights and obligations in the Range Agreement to EOG, then the area of mutual interest will not include lands covered by mineral leases or options to purchase mineral leases owned by EOG prior to March 1, 2013 and (iv) grants ZaZa the option to drill and complete a vertical monitor well at a mutually agreeable location.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated its June 30, 2013 financial statements for subsequent events. Other than as noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Sale of Moulton acreage (collectively “Moulton Transactions”)

ZaZa entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million, inclusive of the $1.4 million deposit.  We used $2.4 million to pay down our Senior Secured Notes reducing the principal balance by $1.8 million to $26.8 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

•    our registered public accounting firm has expressed doubt about our ability to continue as a going concern;

•    our ability to raise necessary capital in the future;

•    the effect of our indebtedness on our financial health and business strategy;

•	whether our joint venture partners elect to move forward with subsequent phases of our joint ventures;

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

Recent Developments

Eaglebine Joint Venture with EOG

On March 21, 2013, ZaZa entered into a Joint Exploration and Development Agreement with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our Eaglebine properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement, we and our counterparty will jointly develop up to approximately 100,000 gross acres (approximately 73,000 net acres) that ZaZa currently owns in the Eaglebine trend in these counties.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa will retain a 25% working interest, our counterparty will earn a 75% working interest in the acreage, subject to the agreement, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest and our counterparty will earn a 50% working interest, and Range will retain a 25% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range, subject to the terms of our agreement with Range.  This joint development will be divided into three phases.

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

Sale of Moulton acreage (collectively “Moulton Transactions”)

ZaZa entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million, inclusive of the $1.4 million deposit.  We used $1.8 million to pay down our Senior Secured Notes reducing the principal balance to $26.8 million.

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

Reduction in workforce

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas.  The reduction was a business decision to reduce G&A expenses.  The Company recorded severance expenses of approximately $3.9 million in the second quarter of 2013.

Financial Summary

For the six months ended June  30, 2013:

•	Production was 65 MBOE.
•	Revenues and other income from continuing operations were $5.2 million.
•	Operating costs of continuing operations were $115.8 million, including $93 million of non-cash asset impairments driven by the reversal of upward fair value adjustments recorded in 2012.
•	Net loss from continuing operations was $61.1 million, including $60 million of non-cash asset impairments.

At June  30, 2013, we had:

•	Cash and cash equivalents of $3.2 million.
•	Current ratio (current assets/current liabilities) of 0.80 to 1.

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

The following table presents our production and average prices obtained for our production for the three and six months ended June  30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production:
Oil (Bbls):	23,672	29,786	51,848	49,787
Gas (Mcf):	39,797	64,261	76,919	75,776
Equivalents (BOE):	30,305	40,496	64,669	62,416

Average Price:
Oil ($/Bbl):	$93.09	$97.31	$94.36	$99.31
Gas($/Mcf):	$4.09	$2.74	$3.53	$2.78

The following tables present our production data for the referenced geographic areas for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Gas	Oil	Equivalent	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Moulton	3,995	18,241	18,907	9,249	40,676	42,218
Sweet Home	6,665	2,080	3,191	20,705	5,691	9,142
Hackberry	26,856	1,739	6,215	44,670	3,550	10,995
Eaglebine	2,085	1,430	1,778	2,085	1,430	1,778
Other Onshore Non-Operated	196	182	215	210	501	536
Total	39,797	23,672	30,305	76,919	51,848	64,669

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Gas	Oil	Equivalent	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)	(Mcf)	(Bbls)	(BOE)
Eagle Ford:
Cotulla	21,323	24,859	28,413	27,707	40,843	45,461
Moulton	986	2,048	2,212	1,225	4,613	4,817
Sweet Home	-	-	-	-	-	-
Hackberry	41,965	2,316	9,310	46,665	3,522	11,299
Eaglebine	-	-	-	-	-	-
Other Onshore Non-Operated	(13)	563	561	179	809	839
Total	64,261	29,786	40,496	75,776	49,787	62,416

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended June 30, 2013 was $2.4 million, compared to $3.1 million for the three months ended June 30, 2012.  This decrease is primarily due to the loss of the Cotulla revenues ($2.5 million), as a result of the Hess dissolution, partially offset by the Boening well (Sweet Home) beginning test production on February 3, 2013 ($0.2 million), the increase in Moulton production for the Crabb Ranch well ($1.1 million) and the Ring Unit wells ($0.5 million).

Oil and gas revenue for the six months ended June 30, 2013 was $5.2 million, compared to $5.2 million for the six months ended June 30, 2012.  Revenue remained relatively constant as a result of the increase due to the Boening well (Sweet Home) beginning test production on February 3, 2013 ($0.4 million), the increase in Moulton production for the Crabb Ranch well  ($2.6 million) and the Ring Unit wells ($1.1 million) offset by the loss of Cotulla revenues ($4.1 million) as a result of the Hess dissolution.

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Eagle Ford:
Cotulla	$-	$797	$-	$1,180
Moulton	328	56	556	243
Sweet Home	46	-	89	-
Hackberry	111	331	250	723
Eaglebine	16	-	33	-
Other Onshore U.S.	5	28	11	1
Total	$506	$1,212	$939	$2,147

Lease operating expenses

            Lease operating expenses  were  $0.5 million, or $16.70 per BOE produced, for the three months ended June 30, 2013, compared to $1.2 million, or $29.93 per BOE produced, for the three months ended June 30, 2012.  This decrease is primarily due to the exclusion of Cotulla of $0.8 million, as a result of the Hess dissolution, as well as a decrease in Hackberry of $0.2 million.  This decrease was partially offset by an increase in Moulton of $0.3 million.

Lease operating expenses  were  $0.9 million, or $14.52 per BOE produced, for the six months ended June 30, 2013, compared to $2.1 million, or $34.40 per BOE produced, for the six months ended June 30, 2012.  This decrease is primarily due to the exclusion of Cotulla, $1.1 million, as a result of the Hess dissolution, as well as a decrease in Hackberry of $0.5 million.  This decrease was partially offset by an increase in Moulton, $0.3 million.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended June 30, 2013 was $0.9 million ($0.5 million related to furniture and fixtures) or $15.41 per BOE produced, compared to $2.7 million for the three months ended June 30, 2012.  These decreases are primarily due to the classification of Moulton and

Hackberry/Oakland and Dilley as Assets Held for Sale during 2013 and lower production for the three months ended June 30, 2013.

Depreciation, depletion and amortization for the six months ended June 30, 2013 was $2.3 million ($0.6 million related to furniture and fixtures) or $25.45 per BOE produced, compared to $3.3 million for the three months ended June 30, 2012.

Impairments

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax non-cash impairment charges of $93.1 million. Included in the $93.1 million non-cash impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.

The impairments of the non-producing leasehold costs primarily relate to reversals of book gains recorded in 2012 in connection with the Hess joint-venture dissolution. As required by US GAAP, the dissolution of the Hess joint-venture in 2012 required us to increase the carrying value of our non-producing leasehold costs from historical cash basis to fair value. Accordingly, in 2012 we recorded a non-cash increase of $89.0 million to our non-producing leasehold costs with a historical cash basis of $1.0 million resulting in a new carrying value of $90.0 million.  The impairment of non-producing leasehold costs in the second quarter of 2013 was triggered by the current transaction landscape as reflected in the sales price of our most recent Moulton transaction and indicative bids that we received for certain prospects. In the second quarter of 2013, we reduced the $89.0 million increase in carrying value that was recorded in 2012 by a $56.9 million impairment resulting in a new carrying value of $27.6 million. Our non-producing assets in the Eaglebine were not increased in value in 2012 and continue to be recorded at historical cash basis instead of fair value and have not been impaired.

The impairments of producing oil and gas properties relate to the Boening, Commodore and Stingray wells. In the first and second quarter of 2013, we completed the Boening, Commodore and Stingray wells which were all designed as proof-of-concept, science wells. The Boening well is a horizontal well with a limited number of completed frac stages. The Commodore and Stingray wells are vertical wells designed to test multiple formations. We were successful in achieving our goals for these three wells by obtaining significant, valuable technical information as well as successfully created proof-of-concept wells in new plays. However, the costs incurred to obtain the technical information exceeded the recoverable amount of the wells in their current configuration. In the second quarter of 2013, management concluded that it will not allocate additional capital resources to the Boening, Commodore and Stingray wells to improve performance of these wells. Accordingly, management reduced the carrying amounts of the three wells of $41.3 million to their fair value of $5.1 million resulting in a $36.2 million non-cash impairment charge.  The remaining $5.1 million fair value is allocated to the Stingray ($3.5 million) and Boening wells ($1.6 million).

In following US GAAP, we are required to impair assets to their fair value but are not allowed to increase assets to their fair value. In the second quarter of 2013, we reduced non-producing leasehold costs to their fair value and recorded an impairment charge of $56.9 million related to non-core assets. In the first quarter of 2013, we entered into a Joint Exploration and Development Agreement related to our 73,000 net acres in the Eaglebine. Under the agreement, our counterparty may earn up to a total of 55,000 net acres out of our 73,000 net acres in exchange for consideration of up to approximately $75 million in cash and carry. If we would use this transaction to increase the carrying value of our Eaglebine acreage to its fair value, we would record a gain of $73 million for the entire 73,000 net acres. This fair value increase of $73 million would more than offset the impairments of $56.9 million associated with non-producing leasehold costs.

We had no asset impairments for the three and six month periods ended June 30 2012.  In the second quarter of 2012, goodwill was tested and an impairment loss of $39.7 million was recorded.  After recognition of the loss, no value in goodwill remains.

General and administrative

General and administrative expenses for the three months ended June 30, 2013 totaled $12.6 million, compared to $11.5 million for the same period in 2012. This increase is due to the accrual of professional fees of $2.6 million partially offset by the decrease in legal and advisory fees incurred in connection with the Combination of $1.0 million and the decrease in Toreador’s contribution to G&A expense of $2.0 million.  Additionally, during the three months ended June 30, 2012, G&A expense was offset by $1.6 million for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.  Lastly, G&A expenses included approximately $4 million in severance costs for both the three months ended June 30, 2013 and 2012.

General and administrative expense for the six months ended June 30, 2013 totaled $19.4 million, compared to $53.7 million for the same period in 2012. This decrease is primarily due to 2012 legal and advisory fees incurred in connection with the Combination of $9.7 million, payment of $4.8 million to four executives of ZaZa LLC pursuant to net profit agreements between ZaZa LLC and each such executive and bonuses to ZaZa LLC Members of $17.5 million, triggered by the Combination, and the decrease in Toreador’s contribution to G&A expense of $7.8 million.  Additionally, during the six months ended June 30, 2012, G&A expense was offset by $2.7 million for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.  Lastly, G&A expenses included approximately $4 million in severance costs for both the six months ended June 30, 2013 and 2012.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the six months ended June 30, 2013 was $16.2 million. The loss primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting. It consisted of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.

Interest expenses, net

The following table presents details of net interest expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest expense on Senior Secured Notes	$583	$2,000	$1,247	$2,889
Interest expense on Convertible Senior Notes	900	-	1,800	-
Interest expense on Subordinated Notes	947	946	1,894	1,367
Interest expense on revolving credit line	-	-	-	45
Interest expense on Members’ Notes	-	-	-	50
Amortization original issuance discount on Senior Secured Notes	306	1,387	796	1,995
Amortization of issuance costs on Senior Secured Notes	-	156	58	224
Amortization original issuance discount on Convertible Senior Notes	656	-	1,296	-
Amortization of issuance costs on Convertible Senior Notes	90	-	176	-
Other interest (income) expense, net	(10)	1,106	(34)	395
Capitalized interest	(140)	-	(346)	-
Total interest expense, net	$3,332	$5,595	$6,887	$6,965

Gain (loss) on valuation of warrants and embedded derivatives

For the three months ended June 30, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $7.3 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $7.0 million. The variances are mainly a result of fluctuations in our stock price and passing of time.

For the six months ended June 30, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $18.4 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $13.4 million. The variances are mainly a result of fluctuations in our stock price and passing of time.

Income tax expense

Income tax benefit for the three and six months ended June 30, 2013 was $36.2 and $40.8 million, respectively.  The difference between the federal statutory tax benefit of $33.2 million and the tax benefit of $36.2 million for the three months period ended June 30, 2013 is primarily related to a decrease in the valuation allowance and non-taxable gains on warrants.  The difference between the federal statutory tax benefit of $35.7 million and the tax benefit of $40.8 million for the six months period ended June 30, 2013 is primarily related to a decrease in the valuation allowance and non-taxable gains on warrants.  Income tax expense for the three and six months ended June 30, 2012 was $1.4 and $35.2 million, respectively.  The difference between the federal statutory tax benefit of $4.2 million and the tax expense of $1.4 million for the three months period ended June 30, 2012 is primarily related to an increase in the valuation allowance.  The difference between the federal statutory tax benefit of $32.7 million and the tax expense of $35.2 million for the six months period ended June 30, 2012 is primarily related to an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 - Basis of Presentation”, “Note 2 - Going Concern” and “Note 5 - Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

In connection with the audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm issued their report dated April 1, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the sale of non-core assets and success of our Eaglebine joint venture entered into subsequent to December 31, 2012. In the second quarter of 2013, we consummated the sale of a portion of these non-core assets and entered into the first development phase of our Eaglebine joint venture resulting in combined total cash proceeds of $18.8 million.  A portion of the cash proceeds received from these transactions was used to reduce the outstanding principal amount of our Senior Secured Notes to $28.6 million as of June 30, 2013.  As described in “Note 13 – Subsequent Events”, we sold additional non-core assets in the third quarter of 2013 for cash considerations of $29.3 million, including a $1.4 million deposit that we received in June 2013.

Beginning in the second quarter, we implemented a program to realize  an approximately 35% reduction in our general and administrative costs.  The reduction in general and administrative costs will be reflected starting in the third quarter due to the severance expenses incurred in the second quarter.

Upon entering the first phase of the Eaglebine joint venture, closing of the sale of a portion of our non-core assets, and the reduction in our general and administrative costs, we believe that we have made progress in remediating the uncertainties that gave rise to this going concern qualification.  Our independent registered public accounting firm will provide a new opinion based on facts and circumstances at December 31, 2013 for the year then ended.

Over the next six months, we intend to reduce our current liabilities by approximately $22 million, fund approximately $10 million in general and administrative expenses, and fund $8 million in interest payments.  We  expect to utilize cash flow from operations, additional planned asset divestitures, and potentially alternative sources of equity or debt capital to fund our cash needs.  Absent the sale of additional assets or additional sources of liquidity, the Company will have to further reduce its expenditures in 2013 and beyond.    The failure to execute any part or the entirety of this strategy could have a material adverse effect on the Company's liquidity and ability to continue as a going concern.

As of June  30, 2013 we had $3.2 million in cash and cash equivalents. In addition, we had current restricted cash of $1.1 million as of June 30, 2013. We also received cash proceeds from the Moulton transaction of approximately $27.9 million, excluding the $1.4 million deposit in June, in the third quarter of 2013 as described in “Note 1 – Basis of Presentation” in the pro forma information. As described in “Note 5 - Long Term Debt” in more detail, we have $97.6 million in long term debt, of which $11.3 million is classified as current, consisting of the following:

	June 30,	December 31,
	2013	2012
Senior Secured Notes, net of discount	$23,657	$23,647
Convertible Senior Notes, net of discount	26,594	25,298
Subordinated notes	47,330	47,330
Subtotal	97,581	96,275
Less: current portion	(11,304)	(25,298)
Total long-term debt	$86,277	$70,977

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in “Note 4 – Summary of significant accounting policies” in our annual report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the six month period ended June 30, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2013. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 2, 2013.

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

Management is reviewing remediation steps necessary to address the material weaknesses and to improve our internal controls over financial reporting.  We intend to correct the material weaknesses promptly. However, pending the remediation of the material weaknesses described above, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See “Note 12 - Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

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

The oil and gas exploration and development industry is capital intensive. We expect to continue making substantial capital expenditures in our business and operations for the purpose of exploration, development, production and acquisition of, oil and gas reserves. In the past, we financed capital expenditures in part from contributions, bonus payments and cost reimbursements by Hess under our joint venture with them. As a result of the termination of our joint venture with Hess in 2012, we have sold assets and incurred indebtedness in order to provide capital to carry out our activities. To maintain our oil and gas leases and pursue our planned drilling program, we will need to raise additional capital.  We sold all of our Moulton properties during the second and third quarter of 2013.

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

As of June 30, 2013, we had approximately $28.6 million outstanding in aggregate principal under our Senior Secured Notes due 2017 (the “Senior Secured Notes”) and $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and we may incur additional indebtedness in the future. In addition, we had approximately $47 million outstanding in aggregate principal amount under our Subordinated Notes.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

On March 28, 2012, the Company entered into a Participation Agreement (the “Range Agreement”), and associated Joint Operating Agreement, with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which the Company agreed to acquire a 75% working interest from Range in certain leases located in Grimes Country, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases. Pursuant to a Sixth Amendment to the Range Agreement, the Company is required to initiate sales of oil and gas from the Leases by November 1, 2013.  If the Company fails to meet this deadline, the remedies available to Range could have an adverse impact on our expected revenues in the Eaglebine.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).

3.2		Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation's Current Report on Form 8-K filed February 22, 2012).

10.1	†	Sale and Purchase Agreement, dated June 27, 2013, between ZaZa Energy Corporation and SN Marquis, LLC.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

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

ZAZA ENERGY CORPORATION

August 14, 2013	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

August 14, 2013	By:	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

August 14, 2013	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Accounting Officer