Form 10-Q
period 2013-09-30
ZaZa Energy Corp
filed 2013-11-12
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35432

ZAZA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2986089
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

ZaZa Energy Corporation
1301 McKinney St Suite 2800
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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller Reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2013, there were 107,287,481 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,646	$34,649
Restricted cash	500	21,875
Accounts receivable	282	1,354
Prepayments and other current assets	983	1,134
Total current assets	8,411	59,012

Property and equipment:
Oil and gas properties, successful efforts method	51,021	151,828
Furniture and fixtures	1,855	2,947
Total property and equipment	52,876	154,775
Accumulated depletion, depreciation and amortization	(5,596)	(4,705)
Property and equipment, net	47,280	150,070

Restricted cash	15,000	—
Assets held for sale, net	—	9,965
Other assets	2,410	4,066

Total assets	$73,101	$223,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$1,541	$8,431
Accrued liabilities	6,857	12,200
Deferred income taxes	—	14,568
Senior Secured Notes, net of discount	9,858	—
Convertible Senior Notes, net of discount	—	25,298
Embedded conversion options associated with Convertible Senior Notes	—	21,382
Income taxes payable	1,013	3,658
Total current liabilities	19,269	85,537

Long-term accrued liabilities	12,076	53
Asset retirement obligations	384	130
Deferred income taxes	490	32,597
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	12,563	23,647
Convertible Senior Notes, net of discount	27,267	—
Subordinated notes	47,330	47,330
Warrants associated with Senior Secured Notes	19,161	28,043
Embedded conversion options associated with Convertible Senior Notes	6,599	—
Total liabilities	149,267	221,465

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 250,000,000 shares authorized; 107,287,481 and 102,519,001 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,073	1,025
Additional paid-in capital	108,544	104,639
Accumulated retained deficit	(185,705)	(104,048)
Accumulated other comprehensive income (loss)	(78)	32
Total stockholders’ equity (deficit)	(76,166)	1,648

Total liabilities and stockholders’ equity (deficit)	$73,101	$223,113

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues and other income:
Oil and gas revenues	$1,102	$2,198	$6,266	$7,353
Other income	—	196,985	—	197,027
Total revenues and other income	1,102	199,183	6,266	204,380

Operating costs and expenses:
Lease operating expense	688	845	1,627	2,992
Depreciation, depletion, amortization, and accretion	259	1,986	2,550	5,244
Impairment of oil and gas properties	9,204	2,160	102,349	2,160
General and administrative	4,230	17,313	23,642	71,048
Loss on asset divestitures	829	—	829	—
Total operating costs and expenses	15,210	22,304	130,997	81,444

Operating income (loss)	(14,108)	176,879	(124,731)	122,936

Other expenses:
Foreign currency exchange (gain) loss	15	(85)	30	138
Loss on extinguishment of debt	405	15,224	16,568	15,224
Interest expense, net	3,491	3,802	10,378	10,767
(Gain) loss on fair value of warrants	(1,350)	(27,106)	(19,772)	5,315
(Gain) loss on fair value of embedded conversion option	(1,408)	—	(14,783)	—
Total other expenses (income)	1,153	(8,165)	(7,579)	31,444

Income (loss) from continuing operations before income taxes	(15,261)	185,044	(117,152)	91,492
Income tax expense (benefit)	5,387	37,634	(35,445)	71,362
Income (loss) from continuing operations	(20,648)	147,410	(81,707)	20,130
Income (loss) from discontinued operations, net of taxes	17	(13,578)	50	(53,584)
Net income (loss)	$(20,631)	$133,832	$(81,657)	$(33,454)

Basic income (loss) per share:
Continuing operations	$(0.20)	$1.45	$(0.79)	$0.21
Discontinued operations	—	(0.13)	—	(0.56)
Total basic income (loss) per share	$(0.20)	$1.32	$(0.79)	$(0.35)

Diluted income (loss) per share:
Continuing operations	$(0.20)	$1.15	$(0.79)	$0.21
Discontinued operations	—	(0.13)	—	(0.56)
Total diluted income (loss) per share	$(0.20)	$1.02	$(0.79)	$(0.35)

Weighted average shares outstanding:
Basic	102,706	101,731	103,055	96,879
Diluted	102,706	105,020	103,055	96,879

Consolidated Statement of Comprehensive Loss
Net income (loss)	$(20,631)	$133,832	$(81,657)	$(33,454)
Foreign currency translation, net of taxes	47	(4,398)	(110)	(2,218)
Comprehensive income (loss)	$(20,584)	$129,434	$(81,767)	$(35,672)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common		Additional	Retained	Other	Total
	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	102,519	$1,025	$104,639	$(104,048)	$32	$1,648
Stock-based compensation cost	3,268	33	2,540	—	—	2,573
Stock issuance	1,500	15	1,365	—	—	1,380
Comprehensive income (loss)	—	—	—	(81,657)	(110)	(81,767)
Balance at September 30, 2013	107,287	$1,073	$108,544	$(185,705)	$(78)	$(76,166)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(81,657)	$(33,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	2,550	5,271
Loss on asset divestitures	829	—
Gain on French divestiture	(50)	—
Loss on impairment of oil and gas properties	102,349	2,160
Deferred income taxes	(35,636)	63,306
Amortization of deferred debt issuance costs and discount	3,389	3,418
Loss on extinguishment of debt	16,247	11,724
Unrealized (gain) loss on value of warrants	(19,772)	5,315
Unrealized (gain) loss on value of embedded conversion option	(14,783)	—
Stock-based compensation expense	2,573	12,793
(Gain) on the Hess transaction	—	(196,985)
Changes in operating assets and liabilities:
Restricted cash	6,375	111
Accounts receivable	1,184	16,230
Prepayments and other assets	(45)	1,576
Accounts payable and accrued liabilities	(9,515)	(25,112)
Cash used in operating activities - continuing operations	(25,962)	(133,647)
Cash provided by operating activities - discontinued operations	50	62,283
Net cash used in operating activities	(25,912)	(71,364)

Cash flows from investing activities:
Cash acquired in connection with the merger	—	4,118
Proceeds from divestitures	50,168	83,892
Capital expenditures	(47,099)	(30,370)
Cash provided by investing activities - continuing operations	3,069	57,640

Cash flows from financing activities:
Issuance of common stock	1,380	—
Issuance of senior secured notes	—	100,000
Payment of senior secured notes	(6,430)	(33,000)
Payment of debt issuance costs	—	(4,500)
Payment of notes payable - members	—	(3,000)
Payment of revolving line of credit	—	(5,000)
Payment of Toreador notes	—	(31,754)
Cash provided (used) by financing activities - continuing operations	(5,050)	22,746

Effects of foreign currency translation on cash and cash equivalents	(110)	4,982
Net increase (decrease) in cash and cash equivalents	(28,003)	14,004
Cash and cash equivalents, beginning of period	34,649	10,619
Cash and cash equivalents, end of period	$6,646	$24,623

Supplemental disclosures:
Cash paid during the period for interest	$7,289	$4,714
Cash paid during the period for income taxes	$2,363	$112

The accompanying notes are an integral part of these financial statements

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation (“ZEC”, “ZaZa” or the “Company”) was formed on August 4, 2011 for the purpose of being a holding company of both ZaZa Energy, LLC (“ZaZa LLC”) and Toreador Resources Corporation (“Toreador”) upon completion of an Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended (the “Combination”). On February 21, 2012, upon the consummation of the transaction under the Agreement and Plan of Merger and Contribution, ZaZa became the parent company of ZaZa LLC and Toreador. In this quarterly report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa, its subsidiaries (including ZaZa LLC and Toreador) and each of their respective direct and indirect subsidiaries.

The accompanying Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The Consolidated Statements of Operations and Comprehensive Income for three and nine months ended September 30, 2013 and 2012, the Consolidated Statements of Cash Flows for nine months ended September 30, 2013 and 2012, the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, and Notes to the Consolidated Financial Statements include the results of our accounting predecessor, ZaZa LLC, through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  All figures presented are in thousands except per share data unless otherwise indicated.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2012, included in the Form 10-K which was filed with the SEC on April 2, 2013. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to the Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down a portion of the principal on its remaining Senior Secured Notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012, $15.0 million of the sales proceeds will be held in escrow until all exploration permits for the Paris Basin are successfully transferred to Hess.  In the second quarter of 2013, we concluded that the timing of the release of the $15 million held in escrow presented as restricted cash is uncertain.  Accordingly, we reclassified the escrowed funds from current to non-current restricted cash.  The remaining net proceeds were used by the Company to fund its development program in the United States.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the consummation of the Purchase Agreement and with the exception of a 5% overriding royalty interest retained under the Paris Basin Agreement with Hess, we no longer have any meaningful operations or assets in connection with oil and gas operations in France. The Company anticipates solely focusing its efforts and resources on its oil and gas operations based in the United States.  After the sale of ZEF, we now operate under one segment.

The results of operations of entities in France have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income.  Results for these entities reported as discontinued operations for the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012 and for the period from February 21, 2012 to September 30, 2012 are shown in the table below.

				Period from
	Three Months	Three Months	Nine Months	February 21, 2012
	Ended	Ended	Ended	to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Oil revenues	$—	$8,013	$—	$19,638
Operating loss	—	21,406	—	60,454
Other expenses (income)	—	(66)	—	(768)
Loss (income) on disposal of assets	(17)	—	(66)	—
Income tax expense (benefit)	—	(7,762)	16	(6,102)
Loss (income) from discontinued operations	$(17)	$13,578	$(50)	$53,584

Eaglebine/Eagle Ford East Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc. (“our counterparty”), (that was amended on April 2, 2013 and restated and amended on September 25, 2013 and October 15, 2013) for the joint development of certain of our Eaglebine/Eagle Ford East properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas (the “Amended JEDA”).  Under the Amended JEDA, we and our counterparty will jointly develop up to approximately 110,000 acres in these counties.  Pursuant to the Amended JEDA, our counterparty will act as the operator and pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and pay for a portion of our share of any additional seismic or well costs.  Generally, ZaZa will retain a 25% working interest and our counterparty will earn a 75% working interest in the acreage subject to the Amended JEDA, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest and our counterparty will earn a 50% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, subject to the terms of our Participation Agreement (the “Range Agreement”) with Range as described in “Note 12 — Commitments and Contingencies.”  Range will retain its 25% interest in such acreage.  This joint development was initially divided into three phases.

The first phase commenced on April 2, 2013 and has been substantially completed.  In this phase we transferred approximately 20,000 net acres, of which approximately 15,000 came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The two Phase I wells have been completed, with the second being the substitute well that we are required to drill pursuant to our agreement with Range described in “Note 12 — Commitments and Contingencies.”

On September 25, 2013, ZaZa and its counterparty entered into a Second Amendment and First Restatement of Joint Exploration and Development Agreement and a Third Amendment and Second Restatement of the Joint Exploration and Development Agreement, that resulted in the following transactions being closed on October 15, 2013:

Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty on October 15, 2013, in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the amended and restated JEDA).  Also, during Phase II, our counterparty will drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million.  Our counterparty may, however, elect to drill one or more vertical wells in order to achieve carry parity value for drilling horizontal wells.  To complete its obligation in respect of the third well under Phase I of the Amended JEDA, our counterparty will pay for an additional $1.5 million of ZaZa’s costs for one or more additional vertical wells and has provided a further $1.5 million cash payment to ZaZa.

Phase III Acceleration.  Under the Amended JEDA, ZaZa assigned on October 15, 2013 approximately 7,800 net acres from the former Phase III acreage for which ZaZa will receive approximately $11 million of interests (based on an independent reserves report) in the 15 producing wells of our counterparty (part of Phase II and referenced above).  In addition, our counterparty has the option, until January 31, 2014, to acquire an interest in the remaining approximately 12,300 former Phase III net acres at a fixed price per net acre from ZaZa.

Exchange of Leases and Wells.  Our counterparty has acquired approximately 19,000 additional net acres and interests in related wells in the parties’ Area of Mutual Interest, and has assigned to ZaZa a 25% working interest in these leases and wells. In consideration for ZaZa’s participation in our counterparty’s leases and producing wells, ZaZa assigned to our counterparty approximately 13,875 additional net acres and paid approximately $700,000 in cash.

Sale of Moulton Properties

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, for approximately $9.2 million. Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million. We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.

We also entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million, inclusive of the $1.4 million deposit. We used $1.8 million to pay down our Senior Secured Notes reducing the principal balance to $26.8 million.

Revenues and lease operating expenses attributable to the Moulton properties for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$443	$1,027	$4,586	$1,547
Lease operating expenses	70	168	625	411

The following supplemental pro forma information presents consolidated results of operations as if the Moulton sale had occurred on January 1, 2012.  The information does not purport to represent what the actual consolidated results of operations of the Company would have been had the transactions occurred on January 1, 2012, nor are they necessarily indicative of future consolidated results of operations.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$659	$198,156	$1,680	$202,833
Operating income (loss)	(14,481)	177,359	(120,167)	123,145
Net income (loss)	(20,066)	134,951	(76,270)	(30,897)

Basic earnings (loss) per share	$(0.20)	$1.33	$(0.74)	$(0.32)
Diluted earnings (loss) per share	$(0.20)	$1.03	$(0.74)	$(0.32)

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Eagle Ford Joint Venture with Sabine

On September 17, 2013, we entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of our Sweet Home prospect in the Eagle Ford trend located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine will jointly develop with us up to approximately 7,600 net acres that we currently own and that comprise a portion of our interest in the Sweet Home prospect.  Sabine has agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres of the Sweet Home prospect and the Boening well. Sabine has also agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home prospect.

If Sabine completes the first commitment well by February 15, 2014, ZaZa will transfer to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  If Sabine completes the second commitment well by April 15, 2014, ZaZa will transfer to Sabine a 75% working interest in the remaining net acres.  Assuming the initial two commitment wells (or substitute wells, if necessary) are successful in achieving production, participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015.

NOTE 2 — GOING CONCERN

In connection with the audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm issued their report dated April 1, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the sale of non-core assets and success of our Eaglebine/Eagle Ford East joint venture entered into subsequent to December 31, 2012.

In 2013, we consummated the sale of the majority of our non-core assets and entered into the first development phase of our Eaglebine/Eagle Ford East joint venture resulting in combined total cash proceeds of $49.6 million.  The cash proceeds received from these transactions were used to fund general corporate activities and to reduce both current liabilities and the outstanding principal on our Senior Secured Notes to $26.8 million as of September 30, 2013.  As discussed in “Note 1 — Basis of Presentation,” we entered into and closed the Amended JEDA with our counterparty on September 25, 2013 and October 15, 2013, respectively, and in exchange for approximately $18 million in non-producing properties we received approximately $16.3 million in cash (excluding $1.5 million that was received in the third quarter of 2013), carries worth over $8 million, and working interests in several proved producing wells with a fair value of approximately $17 million.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next three months, we intend to fund approximately $4.2 million in general and administrative expenses and $3.5 million in interest payments. Additionally, we are required to further reduce the outstanding principal amount of Senior Secured Notes by $11.8 million to $15.0 million by February 28, 2014. We could fund the $11.8 million required principal payment in February 2014 by obtaining and borrowing under a reserve-based facility, which would be permitted under the terms of our Senior Secured Notes. We could secure the facility with approximately $17 million of working interest value in proved producing wells that we obtained in October 2013. However, we expect to utilize cash flow from operations and to access the capital markets by issuing equity and debt securities to fund our cash needs and to accomplish the balance sheet initiative described below in the section “Management’s discussion and analysis of financial condition and results of operations - liquidity and capital resources”.  There could be a material adverse effect on the Company’s liquidity and ability to continue as a going concern if we are unable to realize one or a combination of these alternatives.

Upon entering into the Amended JEDA, closing of the sale of the majority of our non-core assets, and the reduction in our general and administrative costs as a result of a reduction in the workforce, we believe that we have made significant progress in addressing the uncertainties that gave rise to this going concern qualification.  Our independent registered public accounting firm will provide a new opinion based on facts and circumstances at December 31, 2013 for the year then ended.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s third party engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

Amortization rates are updated at least annually to reflect: (1) the addition of capital costs, (2) reserve revisions (upwards or downwards) and additions, (3) property acquisitions and/or property dispositions, and (4) impairments. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the amortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the amortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

The following table summarizes the changes in our asset retirement liability during the nine months ended September 30, 2013 and September 30, 2012.

	Nine Months Ended September 30,
	2013	2012

Asset retirement obligations at beginning of period	$130	$309
Obligations assumed in the Combination	—	4,513
Obligations incurred	197	313
Revisions	157	—
Obligations extinguished	(119)	(355)
Accretion expense	19	411
Foreign currency exchange (gain)	—	(207)
Asset retirement obligations at the end of period	$384	$4,984

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives as follows:

Office furniture and fixtures	2 - 5
Computing equipment	2 - 5
Vehicles	5 - 7

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Texas Railroad Commission and other vendors as well as debt issuance costs associated with the non-current portion of our Long-Term Debt.  In 2012, debt issuance costs related to the current portion of our Long-Term debt are included in other current assets.  At September 30, 2013 and December 31, 2012 debt issuance costs were $2.5 million and $7.0 million, and accumulated amortization was $0.3 million and $3.3 million, respectively. The costs are being amortized over the life of the associated debt.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recently adopted accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income by component. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board issued guidance on disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The Company has a net operating loss carryforward and recognized an uncertain tax position in the quarter ended September 30, 2013. We early adopted ASU 2013-11 in the quarter ended September 30, 2013. Except for the changes in the presentation, the initial application of the standard had no impact to the Company.

Accounting pronouncements not yet adopted

In March 2013, the Financial Accounting Standards Board issued AUS 2013-05 to clarify the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(20,648)	$147,410	$(81,707)	$20,130
Income (loss) from disc. operations, net	17	(13,578)	50	(53,584)
Net income (loss)	$(20,631)	$133,832	$(81,657)	$(33,454)

Denominator:
Weighted average common shares outstanding	102,706	101,731	103,055	96,879

Basic income (loss) per share:
Continuing operations	$(0.20)	$1.45	$(0.79)	$0.21
Discontinued operations	—	(0.13)	—	(0.56)
Total basic income (loss) per share	$(0.20)	$1.32	$(0.79)	$(0.35)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$(20,648)	$147,410	$(81,707)	$20,130
Impact of assumed conversions on interest	—	—	—	—
Less: gain on fair value of warrants, net of tax	—	(27,106)	—	—
	(20,648)	120,304	(81,707)	20,130
Income (loss) from disc. operations, net	17	(13,578)	50	(53,584)
Net income (loss)	$(20,631)	$106,726	$(81,657)	$(33,454)

Denominator:
Weighted average common shares	102,706	101,731	103,055	96,879
Net warrants issued for secured debt under the treasury stock method	— (a)	3,289	— (a)	— (a)
Weighted average shares associated with convertible debt	— (b)	—	— (b)	—
Unvested restricted stock	— (c)	— (c)	— (c)	— (c)
Weighted average diluted shares outstanding	102,706	105,020	103,055	96,879

Diluted income (loss) per share:
Continuing operations	$(0.20)	$1.15	$(0.79)	$0.21
Discontinued operations	—	(0.13)	—	(0.56)
Total diluted income (loss) per share	$(0.20)	$1.02	$(0.79)	$(0.35)

(a)         For the three and nine months ended September 30, 2013, the average ZaZa share price was lower than the exercise price of the warrants and therefore the anti-dilutive effect was not considered.  For the nine months ended September 30, 2012, 5.1 million common equivalent shares from warrants associated with the Senior Secured Notes were excluded from the calculation of diluted income per share due to their anti-dilutive effect.

(b)         For the three and nine months ended September 30, 2013, the number of shares used in the calculation of diluted income per share did not include 16.0 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes issued in October 2012, due to their anti-dilutive effect.

(c)          For the three and nine months ended September 30, 2013, the number of shares used in the calculation of diluted income per share did not include 2.6 million unvested restricted common stock awards due to their anti-dilutive effect.  For the three and nine months ended September 30, 2012, the number of shares used in the calculation of diluted income per share did not include 4.3 million unvested restricted common stock awards due to their anti-dilutive effect.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — LONG-TERM DEBT

As described in more detail in our 2012 annual report on Form 10-K, our long-term debt includes 8.00% Senior Secured Notes due 2017, 9.00% Convertible Senior Notes due 2017 and 8.00% Subordinated Notes. The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in “Note 9 — Fair Value Measurement”.

Our long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012

Senior Secured Notes, net of discount (1)	$22,421	$23,647
Convertible Senior Notes, net of discount (2)	27,267	25,298
Subordinated notes	47,330	47,330
Total debt	97,018	96,275
Less: current portion (3)	(9,858)	(25,298)
Total long-term debt	$87,160	$70,977

(1)                      The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2017 using the effective interest rate method and rate of 12.8%.

(2)                      The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 21, 2017 using the effective interest rate method and rate of 19.0%.

(3)                      The Convertible Notes are convertible, at the option of the holder, into shares of the Company’s common stock.  The initial conversion rate equates to an initial conversion price of $2.50 per share. Due to certain limitations under the indenture regarding the Company’s ability to settle the conversion in shares, the debt was classified as current until May 30, 2013.  As of May 30, 2013, shareholder approval of the issuance of common stock in excess of 20% of the outstanding shares allowed us to classify the debt as long-term.  We classified $9.9 million of our Senior Secured Notes as current as of September 30, 2013 consisting of principal of $11.8 million and a discount of $1.9 million pursuant to Amendment No. 5 to the Securities and Purchase Agreement, as defined below.

Sale of 8.00% Senior Secured Notes due 2017 and Warrants

The Senior Secured Notes will mature on February 21, 2017.  Subject to certain adjustments set forth in the Securities Purchase Agreement (the “SPA”), interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. After giving effect to the shares issued to the entities controlled by Todd Alan Brooks, John E. Hearn Jr. and Gaston L. Kearby, the former managing members of ZaZa LLC (the “ZaZa LLC Members”) and the former stockholders of Toreador in the Combination, the Warrants initially represented approximately 20.6% of the outstanding shares of Common Stock on an as-exercised and fully-diluted basis.  As of September 30, 2013, 27,433,244 warrants with an exercise price of $1.98 per share and an expiration date of August 31, 2020 were outstanding.

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in each case prior to February 28, 2014, but solely to the extent to reduce the principal outstanding balance of the Senior Secured Notes to $15 million;

(d)         revision of consent rights on all joint ventures involving oil and gas properties to permit our recently announced joint venture in the Eaglebine/Eagle Ford East without any requirement to use the proceeds thereof to pay down the Senior Secured Notes and to permit joint ventures in Hackberry and Sweet Home as long as 10% of the gross proceeds in excess of $10 million are used to pay down the Senior Secured Notes;

(e)          the modification of the asset sale covenants to require (i) only 10% of the gross proceeds from asset sales in the Eaglebine/Eagle Ford East to be used to pay down the Senior Secured Notes, (ii) only 10% of the net proceeds from the sale of the Moulton properties to be used to pay down the Senior Secured Notes, and (iii) only 10% of the gross proceeds from asset sales in the Eagle Ford to be used to pay down the Senior Secured Notes until such time as the Notes have been paid down to $15 million, whereupon no such paydown shall be required subject to certain requirements regarding reinvestment of funds;

(f)           the exercise price of the warrants issued in connection with the Senior Secured Notes to be reduced to $2.00 per share and the exercise period was extended to August 31, 2020; and

(g)          the amendment of certain provisions of the lockup agreement entered into in connection with the SPA to permit certain additional categories of transfers.

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

In the second and third quarters of 2013, we recognized a loss on extinguishment of debt of $1.1 million and $0.4 million, respectively, associated with penalties on the prepayments of principal on our Senior Secured Notes.  On September 30, 2013, the Senior Secured Notes, which had a book value of $22.4 million, had a fair value of approximately $23.1 million.  At September 30, 2013 and December 31, 2012, the unamortized issuance discount related to Senior Secured Notes was $4.4 and $9.6 million respectively.  At September 30, 2013 and December 31, 2012, the outstanding principal on the Senior Secured Notes was $26.8 million and $33.2 million respectively.

9.00% Convertible Senior Notes due 2017

The Company has $40,000,000 aggregate principal amount of 9% Convertible Senior Notes due 2017 (the “Convertible Notes”).  The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased.  The Convertible Notes are convertible, at the option of the holder, at any time prior to the close of business on the second business day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company’s common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.

At September 30, 2013 and December 31, 2012, the unamortized issuance discount related to Convertible Senior Notes was $12.7 million and $14.7 million, respectively.  The outstanding principal on the Convertible Senior Notes was $40.0 million at both September 30, 2013 and December 31, 2012.

8.00% Subordinated Notes

In February 2012, we issued Subordinated Notes in an aggregate amount of $47.33 million to the ZaZa LLC Members. These Subordinated Notes accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense

For the three and nine months ended September 30, 2013 and 2012, interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest expense on Senior Secured Notes	$582	$1,523	$1,829	$4,412
Interest expense on Convertible Senior Notes	900	—	2,700	—
Interest expense on Subordinated Notes	946	994	2,840	2,361
Interest expense on revolving credit line	—	—	—	45
Interest expense on Members’ Notes	—	—	—	50
Amortization original issuance discount on Senior Secured Notes	295	1,077	1,091	3,072
Amortization of issuance costs on Senior Secured Notes	—	122	58	346
Amortization original issuance discount on Convertible Senior Notes	673	—	1,969	—
Amortization of issuance costs on Convertible Senior Notes	95	—	271	—
Other interest (income) expense, net	—	86	(34)	481
Capitalized interest	—	—	(346)	—
Total interest expense, net	$3,491	$3,802	$10,378	$10,767

NOTE 6 — ASSETS HELD FOR SALE

Following the sale of the Moulton properties and impairments in 2013 on the remaining non-producing leasehold costs previously classified as held for sale, no assets held for sale remain at September 30, 2013.

The following table summarizes the assets and liabilities associated with assets held for sale (current and non-current).

	September 30,	December 31,
	2013	2012

Accounts receivable - revenue receivable	$—	$113
Oil and gas properties	—	13,095
Accumulated depletion	—	(3,060)
Asset retirement obligations	—	(183)
Accounts payable and accrued liabilities	—	—
Total assets held for sale, net (current and non-current)	$—	$9,965

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

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized.  Additionally, we paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes for the three and nine months ended September 30, 2013 and 2012 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Statutory tax at 34%	$(5,358)	$63,850	$(41,020)	$31,107
(Gain) Loss on Warrants	(473)	(9,540)	(3,109)	1,807
Adjustments to valuation allowance	11,707	(17,642)	8,384	37,959
Foreign rate differential and other	(489)	966	300	489
Income tax expense (benefit)	$5,387	$37,634	$(35,445)	$71,362

Income tax expense for the three months ended September 30, 2013 was $5.4 million while the nine months ended September 30, 2013 was a benefit of $35.4 million.  The difference between the federal statutory tax benefit of $5.4 million and the tax expense of $5.4 million for the three months ended September 30, 2013 is primarily related to an increase in the valuation allowance.  The difference between the federal statutory tax benefit of $41.0 million and the tax benefit of $35.4 million for the nine months ended September 30, 2013 is primarily related to an increase in the valuation allowance offset partially by non-taxable gains on warrants.

Income tax expense for the three and nine months ended September 30, 2012 was $37.6 and $71.4 million, respectively.  The difference between the federal statutory tax expense of $63.9 million and the tax expense of $37.6 million for the three months ended September 30, 2012 is primarily related to a decrease in the valuation allowance and non-taxable gains on warrants.  The difference between the federal statutory tax expense of $31.1 million and the tax expense of $71.4 million for the nine months ended September 30, 2012 is primarily related to an increase in the valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Nine Months Ended September 30,
	2013	2012

Balance at the beginning of period	$—	$—
Gross increases - tax positions in current period	10,500	—
Gross increases - tax positions in prior periods	5,900	—
Settlement	—	—
Lapse of statute of limitations	—	—
Balance at the end of period	$16,400	$—

Included in the balance of unrecognized tax benefits as of September 30, 2013, and 2012, are $16.4 million and zero, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at September 30, 2013, and 2012, are $16.4 million and zero, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the nine month periods ended September 30, 2013 and 2012.

NOTE 8 — FAIR VALUE MEASUREMENTS

“ASC 820 - Fair value measurements and disclosures,” establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

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

Level 3:          Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include warrants and embedded conversions. Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at September 30, 2013 and December 31, 3012, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Binomial Lattice Model. Key inputs into this valuation model are our current stock price, US Treasury rate and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the US Treasury rate and our credit spread.  The current stock price, US Treasury rate and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input.  A binomial lattice model designed to value the Convertible Senior Note, which model is further described below, was used to estimate our credit spread.   It was calculated by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $1.1 million increase in the fair value of the warrants. On September 30, 2013, the Senior Secured Notes, which had a book value of $22.4 million (net of unamortized discount of $4.4 million), had a fair value of approximately $23.1 million.  An increase in the credit spread by 500 basis points results in a $1.5 million decrease in the fair value of the note.

The embedded conversion option and Convertible Senior Notes were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion option in addition to the value of the note.   Key inputs into this valuation model are our current stock price, US Treasury rate, our credit spread and the underlying stock price volatility.  The current stock price, US Treasury rate and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input. The valuation model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $0.5 million increase in the fair value of the conversion option.  On September 30, 2013, the Convertible Senior Notes, which had a book value of $27.3 million (net of unamortized discount of $12.7 million), had a fair value of approximately $34.1 million.  An increase in the credit spread by 500 basis points results in a $2.8 million decrease in the fair value of the note.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at September 30, 2013 and December 31, 2012.

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2013
Warrants	—	—	19,161	19,161
Embedded conversion option	—	—	6,599	6,599
Total	$—	$—	$25,760	$25,760

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2012
Warrants	—	—	28,043	28,043
Embedded conversion option	—	—	21,382	21,382
Total	$—	$—	$49,425	$49,425

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$49,425	$—
Issuance of warrants	—	33,632
Amendment to warrant agreement	10,890	—
Unrealized (gain) loss on warrants included in earnings	(19,772)	5,315
Unrealized (gain) loss on embedded conversion option included in earnings	(14,783)	—
Balance at end of period	$25,760	$38,947

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

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million. Included in the $93.1 million impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.  The impairments of the non-producing leasehold costs primarily relate to reversals of book gains recorded in 2012 in connection with the Hess joint-venture dissolution.  The impairments of producing oil and gas properties relate to the Boening, Commodore and Stingray wells.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million and we wrote down the carrying value of our inventory by $0.2 million, resulting in pretax impairment charges of $9.2 million. The impairment of non-producing leasehold costs in the third quarter of 2013 was triggered by lease expirations in our Sweet Home, Hackberry/Oakland, and Dilley prospects.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recorded $2.2 million in asset impairments for both the three and nine months ended September 30 2012.  Included in the $2.2 million impairment charge are non-producing leasehold cost impairments of $0.4 million triggered by lease expirations in our Hackberry/Oakland and Eaglebine/Eagleford East prospects.  Producing oil and gas properties in Hackberry with carrying values of $3.2 million were also written down to their fair value of $1.4 million, resulting in a pretax impairment charge of $1.8 million.

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 9.1 million shares authorized for issuance under the Plan adopted in March 2012.  At September 30, 2013, approximately 4.4 million shares were available for future grants under the Plan.

Stock-based compensation costs for the three and nine months ended September 30, 2013 were $0.6 million and $2.4 million, respectively.  Stock-based compensation costs for the three and nine months ended September 30, 2012 were $8.0 million and $12.8 million, respectively.

The following table presents the changes in restricted stock awards pursuant to the Plan:

	Number	Weighted Average
	of Shares	Grant Date
	(in thousand)	Fair Value per Share
Unvested balance at December 31, 2012	155	$4.32
Granted	3,508	1.54
Vested	(979)	1.70
Cancelled/Forfeited	(80)	1.32
Unvested balance at September 30, 2013	2,604	$1.65

At September 30, 2013, we had $3.2 million of total unrecognized compensation costs related to unvested awards which is expected to be recognized over a weighted average period of 1.95 years.  As of September 30, 2012, there was $6.8 million of total unrecognized compensation cost related to unvested awards which is expected to be recognized over a weighted average period of 0.44 years.

NOTE 11 — SEVERANCE COSTS

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses. As of September 30, 2013, we have a remaining liability of $3.4 million of which $2.4 million is recorded in current accrued liabilities and $1.0 million is recorded in non-current accrued liabilities.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

FLMK/Emerald Leasing Claims

On August 9, 2012, ZaZa LLC filed a lawsuit in Harris County District Court against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases which the brokers have not delivered to the company. Additionally, there are net lease acreage shortages for which ZaZa has made a claim. The relief sought by ZaZa includes economic damages, exemplary damages, and reasonable attorney’s fees.  To the extent that ZaZa receives any such settlement as a result of these claims, it is required to share one-half of such settlement with Hess pursuant to the terms of the agreement dissolving the Hess joint venture. Certain of the defendants have settled, and ZaZa continues to pursue its claims against the remaining defendants, which include Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Heroux & Helton PLLC, W&L Holdings, LLC, Rock Leasing, LLC, Nwk Resources, LLC, and Hlk Acquisitions, LLC.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sankalp Americas, Inc. Casing Collar Failure

On March 13, 2013, ZaZa LLC filed a lawsuit in Harris County District Court against Sankalp Americas, Inc. (“Sankalp”).   The dispute arose due to the catastrophic loss of a 17,000 plus foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas.  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover its economic damages and court costs from Sankalp for its substantial losses caused by such failure.  The case is set for trial in the second quarter of 2014.

Range Transaction

On March 28, 2012, ZaZa LLC entered into a Participation Agreement with Range under which ZaZa LLC agreed to acquire a 75% working interest from Range in certain leases located in Walker and Grimes Counties, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases and ZaZa LLC committed to drill a well (the “Commitment Well”).  ZaZa LLC drilled the Commitment Well but ceased completion operations due to a restriction.  As a result of the restriction, the lateral section of the well was lost and, because of the resulting operational delay, effective January 16, 2013, ZaZa LLC and Range entered into an Amendment No. 5 to the Range Agreement (the “Amendment”).  The Amendment requires ZaZa LLC to (i) commence re-completion operations on the Commitment Well by March 16, 2013 (the Company timely commenced such operations), (ii) commence drilling operations of a substitute Commitment Well (the “Substitute Well”) by July 17, 2013 (the Company timely commenced such operations), and (iii) initiate sales of oil and/or gas from the Substitute Well by September 1, 2013.  Failure to do so will require ZaZa to assign a 25% working interest in the Leases to Range and relinquish operatorship.  On March 25, 2013, ZaZa entered into the Sixth Amendment to the Range Agreement (the “Sixth Amendment”).  The Sixth Amendment extended the deadline for initiating sales of oil and/or gas from the Substitute Well from September 1, 2013 to November 1, 2013.  The Substitute Well has been completed, and sales have been initiated as of November 1, 2013.  Discussions are ongoing with Range regarding the Substitute Well, whether ZaZa’s obligations to Range now have been fulfilled and whether Range will elect (or not) into certain leases acquired within the parties area of mutual interest.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated its September 30, 2013 financial statements for subsequent events. Other than as noted herein, we are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

As discussed in “Note 1 — Basis of Presentation”, we entered into and closed the Amended JEDA with our counterparty on September 25, 2013 and October 15, 2013, respectively, and in exchange for approximately $18 million in non-producing properties we received approximately $16.3 million in cash (excluding $1.5 million that was received in the third quarter of 2013), carries worth over $8 million, and working interests in several proved producing wells with a fair value of approximately $17 million.  The carry, worth over $8 million, includes our counterparty’s requirement to drill two horizontal wells and one vertical well totaling approximately $7 million in net expenditures and a carry for miscellaneous expenses of $1.25 million. The Amended JEDA will be accounted for as a business combination and will require us to recognize and measure identifiable assets acquired and liabilities assumed at their fair value.  Accordingly, we expect to recognize a net increase to oil and gas properties including carries of approximately $12 million and an associated gain ranging between $28 and $33 million in the fourth quarter of 2013.

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

•                  our ability to optimize our balance sheet and to raise necessary capital in the future;

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

•                  uncertainties in reserve and production estimates;

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

•                  volatility in oil and natural gas prices;

•                  our ability to execute our business strategy and be profitable;

•                  volatility in the financial and credit markets;

•                  changes in general economic conditions;

•                  drilling and operating risks;

•                  production expense estimates;

•                  the impact of derivative positions;

•                  the effects of delays in completion of, or shut-ins of, gas gathering systems, pipelines and processing facilities; and

•                  other matters that are discussed in our filings with the SEC.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included under Item 1A of Part II of this quarterly report and under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 2, 2013 and that are incorporated by reference herein.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise unless required by law.

We produce both oil and natural gas. Throughout this Quarterly Report, when we refer to “total production,” “total reserves,” “percentage of production,” “percentage of reserves,” or any similar term, we have converted our natural gas reserves or production into barrel of oil equivalents. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil. Natural gas liquids are aggregated with oil in this Quarterly Report.

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

Recent Developments

Eaglebine/Eagle Ford East Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement with EOG Resources, Inc. (“our counterparty”), (that was amended on April 2, 2013 and restated and amended on September 25, 2013 and October 15, 2013) for the joint development of certain of our Eaglebine/Eagle Ford East properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas (the “Amended JEDA”).  Under the Amended JEDA, we and our counterparty will jointly develop up to approximately 110,000 acres in these counties.  Pursuant to the Amended JEDA, our counterparty will act as the operator and pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and pay for a portion of our share of any additional seismic or well costs.  Generally, ZaZa will retain a 25% working interest and our counterparty will earn a 75% working interest in the acreage subject to the Amended JEDA, that is currently 100% owned by ZaZa.  ZaZa will retain a 25% working interest and our counterparty will earn a 50% working interest in the acreage that is currently owned 75% by ZaZa and 25% by Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, subject to the terms of our Participation Agreement (the “Range Agreement”) with Range as described in “Note 12 — Commitments and Contingencies.”  Range will retain its 25% interest in such acreage.  This joint development was initially divided into three phases.

The first phase commenced on April 2, 2013 and has been substantially completed.  In this phase we transferred approximately 20,000 net acres, of which approximately 15,000 came from our joint venture with Range, to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.  The two Phase I wells have been completed, with the second being the substitute well that we are required to drill pursuant to our agreement with Range described in “Note 12 — Commitments and Contingencies.”

On September 25, 2013, ZaZa and its counterparty entered into a Second Amendment and First Restatement of Joint Exploration and Development Agreement and a Third Amendment and Second Restatement of the Joint Exploration and Development Agreement, that resulted in the following transactions being closed on October 15, 2013:

Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty on October 15, 2013, in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the amended and restated JEDA).  Also, during Phase II, our counterparty will drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25 million.  Our counterparty may, however, elect to drill one or more vertical wells in order to achieve carry parity value for drilling horizontal wells.  To complete its obligation in respect of the third well under Phase I of the Amended JEDA, our counterparty will pay for an additional $1.5 million of ZaZa’s costs for one or more additional vertical wells and has provided a further $1.5 million cash payment to ZaZa.

Phase III Acceleration.  Under the Amended JEDA, ZaZa assigned on October 15, 2013 approximately 7,800 net acres from the former Phase III acreage for which ZaZa will receive approximately $11 million of interests (based on an independent reserves report) in the 15 producing wells of our counterparty (part of Phase II and referenced above).  In addition, our counterparty has the option, until January 31, 2014, to acquire an interest in the remaining approximately 12,300 former Phase III net acres at a fixed price per net acre from ZaZa.

Exchange of Leases and Wells.  Our counterparty has acquired approximately 19,000 additional net acres and interests in related wells in the parties’ Area of Mutual Interest, and has assigned to ZaZa a 25% working interest in these leases and wells. In consideration for ZaZa’s participation in our counterparty’s leases and producing wells, ZaZa assigned to our counterparty approximately 13,875 additional net acres and paid approximately $700,000 in cash.

The Amended JEDA will be accounted for as a business combination and will require us to recognize and measure identifiable assets acquired and liabilities assumed at their fair value.  Accordingly, we expect to recognize a net increase to oil and gas properties including carries of approximately $12 million and an associated gain ranging between $28 and $33 million in the fourth quarter of 2013.

The following table presents the acreage position following the Amended JEDA:

	Gross Acres Held by ZaZa (a)		Net Acres to Partner (a)	Net Acres to ZaZa (a)
Phase I	36,667	(b)	20,025	6,675
Phase II	26,700		20,025	6,675
Former Phase III	10,424		7,818	2,606
Partner AMI	19,000		14,250	4,750
Retained Acreage	18,500		13,875	4,625
Sub Total	111,291		75,993	25,331

Former Phase III Option (c)	12,311		9,233	3,078

Total with Former Phase III Option Election	123,602		85,226	28,409
Total without Former Phase III Option Election	111,291		75,993	37,642

(a)              All acreage figures are approximate.

(b)              Gross acres include currently owned by Range acreage.

(c)               Partner can participate in up to 12,311 remaining former Phase III net acres on or before January 31, 2014 for cash consideration at a fixed price per acre.

Sale of Moulton acreage (collectively “Moulton Transactions”)

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, for approximately $9.2 million. Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million. We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.

We also entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million, inclusive of the $1.4 million deposit. We used $1.8 million to pay down our Senior Secured Notes reducing the principal balance to $26.8 million.

Revenues and lease operating expenses attributable to the Moulton properties for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$443	$1,027	$4,586	$1,547
Lease operating expenses	70	168	625	411

The following supplemental pro forma information presents consolidated results of operations as if the Moulton sale had occurred on January 1, 2012.  The information does not purport to represent what the actual consolidated results of operations of the Company would have been had the transactions occurred on the dates assumed, nor are they necessarily indicative of future consolidated results of operations.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$659	$198,156	$1,680	$202,833
Operating income (loss)	(14,481)	177,359	(120,167)	123,145
Net income (loss)	(20,066)	134,951	(76,270)	(30,897)

Basic earnings (loss) per share	$(0.20)	$1.33	$(0.74)	$(0.32)
Diluted earnings (loss) per share	$(0.20)	$1.03	$(0.74)	$(0.32)

Eagle Ford Joint Venture with Sabine

On September 17, 2013, we entered into an agreement with Sabine South Texas LLC (“Sabine”) for the joint development of our Sweet Home prospect in the Eagle Ford trend located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine will jointly develop with us up to approximately 7,600 net acres that we currently own and that comprise a portion of our interest in the Sweet Home prospect.  Sabine has agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres of the Sweet Home prospect and the Boening well. Sabine has also agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home prospect.

If Sabine completes the first commitment well by February 15, 2014, ZaZa will transfer to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  If Sabine completes the second commitment well by April 15, 2014, ZaZa will transfer to Sabine a 75% working interest in the remaining net acres.  Assuming the initial two commitment wells (or substitute wells, if necessary) are successful in achieving production, participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015.

Financial Summary

For the nine months ended September 30, 2013:

•                  Production was 87 MBOE of which 62 MBOE was oil production (71%).

•                  Revenues and other income from continuing operations were $6.3 million.

•                  Operating costs of continuing operations were $131.0 million, including $102 million of asset impairments driven primarily by the reversal of upward fair value adjustments recorded in 2012.

•                  Net loss from continuing operations was $81.7 million, including $66.5 million of asset impairments.

At September 30, 2013, we had:

•                  Cash and cash equivalents of $6.6 million.

•                  Current ratio (current assets/current liabilities) of 0.44 to 1.

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

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended September 30, 2013 was $1.1 million (of which $0.85 million was oil and $0.25 million was gas), compared to $2.2 million for the three months ended September 30, 2012. This decrease in revenue is primarily due to the loss of the Cotulla revenues ($0.8 million) as a result of the Hess dissolution and decrease in Moulton production ($0.6 million) following sale to Sanchez on July 26, 2013, partially offset by the Boening well (Sweet Home) beginning test production on February 3, 2013 ($0.3 million).

Oil and gas revenue for the nine months ended September 30, 2013 was $6.3 million (of which $5.7 million was oil and $0.5 million was gas), compared to $7.4 million for the nine months ended September 30, 2012. Revenues decreased due to the loss of Cotulla production ($5.4 million) as a result of the Hess dissolution offset partially by the Boening well (Sweet Home) which began test production on February 3, 2013 ($0.6 million), Eaglebine/Eagle Ford East ($0.4 million), and an increase in Moulton production for the Crabb Ranch well ($1.8 million) and the Ring Unit wells ($1.3 million), and other non operated ($0.3 million).

The following table presents our production and average prices obtained for our production for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production:
Oil (Bbls):	10,251	24,263	62,098	74,051
Gas (Mcf):	72,494	38,547	149,414	114,323
Equivalents (BOE):	22,333	30,688	87,001	93,104

Average Price:
Oil ($/Bbl):	$83.17	$86.61	$92.51	$95.15
Gas ($/Mcf):	$3.45	$2.50	$3.49	$2.69

The following tables present our production data for the referenced geographic areas for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Gas	Oil	Equivalent	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)	(Mcf)	(Bbls)	(BOE)

South Texas (1)	34,584	9,047	14,811	109,208	58,963	77,165
East Texas (2)	37,932	1,089	7,411	40,018	2,519	9,189
Other Onshore Non-Operated	(22)	115	111	188	616	647
Total	72,494	10,251	22,333	149,414	62,098	87,001

(1)         South Texas area includes the following sub-regions: Moulton, Sweet Home, and Hackberry/Oakland.

(2)         East Texas area includes the following sub-regions: Eaglebine/Eagle Ford East.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Gas	Oil	Equivalent	Gas	Oil	Equivalent
	(Mcf)	(Bbls)	(BOE)	(Mcf)	(Bbls)	(BOE)

South Texas (1)	38,303	22,445	28,829	113,900	71,422	90,405
East Texas (2)	—	—	—	—	—	—
Other Onshore Non-Operated	244	1,819	1,859	423	2,628	2,699
Total	38,547	24,263	30,688	114,323	74,051	93,104

(1)         South Texas area includes the following sub-regions: Cotulla, Moulton, Sweet Home, and Hackberry/Oakland.

(2)         East Texas area includes the following sub-regions: Eaglebine/Eagle Ford East.

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

South Texas (1)	$236	$797	$1,130	$2,943
East Texas (2)	447	—	479	—
Other Onshore U.S.	5	48	18	49
Total	$688	$845	$1,627	$2,992

(1)         South Texas area includes the following sub-regions: Cotulla, Moulton, Sweet Home, and Hackberry/Oakland.

(2)         East Texas area includes the following sub-regions: Eaglebine/Eagle Ford East.

Lease operating expenses

Lease operating expenses were $0.7 million, or $30.81 per BOE produced, for the three months ended September 30, 2013, compared to $0.8 million, or $27.54 per BOE produced, for the three months ended September 30, 2012.  This decrease is primarily due to the exclusion of Cotulla of $0.4 million (as a result of the Hess dissolution) and decrease in Hackberry of $0.2 million.  This decrease was partially offset by an increase in Eaglebine/Eagle Ford East of $0.5 million.

Lease operating expenses were $1.6 million, or $18.70 per BOE produced, for the nine months ended September 30, 2013, compared to $3.0 million, or $32.14 per BOE produced, for the nine months ended September 30, 2012.  This decrease is primarily due to the exclusion of Cotulla of $1.5 million (as a result of the Hess dissolution) and decrease in Hackberry of $0.6 million.  This decrease was partially offset by an increase in Moulton ($0.3 million) and Eaglebine/Eagle Ford East ($0.5 million).

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended September 30, 2013 was $0.3 million compared to $2.0 million for the three months ended September 30, 2012. The decrease is primarily due to lower production volumes following the sale of the Moulton properties during 2013 combined with lower depletion rates in the third quarter of 2013 following the impairments recorded in the prior quarter.

Depreciation, depletion and amortization for the nine months ended September 30, 2013 was $2.6 million compared to $5.2 million for the nine months ended September 30, 2012.  The decrease is primarily due to lower production volumes following the sale of the Moulton properties during 2013.

Impairments

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million. Included in the $93.1 million impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.  The impairments of the non-producing leasehold costs primarily relate to reversals of book gains recorded in 2012 in connection with the Hess joint-venture dissolution.  The impairments of producing oil and gas properties relate to the Boening, Commodore and Stingray wells.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million and we wrote down the carrying value of our inventory by $0.2 million, resulting in pretax impairment charges of $9.2 million. The impairment of non-producing leasehold costs in the third quarter of 2013 was triggered by lease expirations in our Sweet Home, Hackberry/Oakland, and Dilley prospects.

We recorded $2.2 million in asset impairments for both the three and nine months ended September 30, 2012.  Included in the $2.2 million impairment charge are non-producing leasehold cost impairments of $0.4 million triggered by lease expirations in our Hackberry/Oakland and Eaglebine/Eagleford East prospects.  Producing oil and gas properties in Hackberry with carrying values of $3.2 million were also written down to their fair value of $1.4 million, resulting in a pretax impairment charge of $1.8 million.

General and administrative

General and administrative expenses for the three months ended September 30, 2013 totaled $4.2 million, compared to $17.3 million for the same period in 2012.  This decrease was due to lower severance costs of $5.5 million, stock based compensation of $2.4 million, legal and consulting fees of $4.0 million, and a decrease in Toreador’s contribution to G&A expense of $1.2 million.

General and administrative expense for the nine months ended September 30, 2013 totaled $23.6 million, compared to $71.0 million for the same period in 2012.  This decrease was due to lower severance costs of $2.7 million, stock based compensation of $4.6 million, legal and consulting fees of $8.0 million, and a decrease in Toreador’s contribution to G&A expense of $9.0 million.  Furthermore, in connection with Combination in 2012, we paid $9.8 million in legal and advisory fees, $4.8 million to four executives of ZaZa LLC pursuant to the net profit agreements between ZaZa LLC and each such executive, deferred compensation of $10.8 million and bonuses and $6.7 million, respectively, to ZaZa LLC Members.  This is partially offset in 2013 by higher salary expense of $3.4 million, settlements received totaling $2.8 million, and reimbursements received under the terms of the Hess joint venture for expenses related to lease acquisition costs of $2.8 million.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the nine months ended September 30, 2013 was $16.6 million. The loss primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting. It consisted of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  The remaining $1.5 million are associated with penalties on the prepayments of principal on our Senior Secured Notes in 2013.

Interest expenses, net

The following table presents details of net interest expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest expense on Senior Secured Notes	$582	$1,523	$1,829	$4,412
Interest expense on Convertible Senior Notes	900	—	2,700	—
Interest expense on Subordinated Notes	946	994	2,840	2,361
Interest expense on revolving credit line	—	—	—	45
Interest expense on Members’ Notes	—	—	—	50
Amortization original issuance discount on Senior Secured Notes	295	1,077	1,091	3,072
Amortization of issuance costs on Senior Secured Notes	—	122	58	346
Amortization original issuance discount on Convertible Senior Notes	673	—	1,969	—
Amortization of issuance costs on Convertible Senior Notes	95	—	271	—
Other interest (income) expense, net	—	86	(34)	481
Capitalized interest	—	—	(346)	—
Total interest expense, net	$3,491	$3,802	$10,378	$10,767

Gain (loss) on valuation of warrants and embedded derivatives

For the three months ended September 30, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $1.4 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $1.4 million. The variances are mainly a result of fluctuations in our stock price and passing of time.

For the nine months ended September 30, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $19.8 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $14.8 million. The variances are mainly a result of fluctuations in our stock price and passing of time.

Income tax expense

Income tax expense for the three months ended September 30, 2013 was $5.4 million while the nine months ended September 30, 2013 was a benefit of $35.4 million.  The difference between the federal statutory tax benefit of $5.4 million and the tax expense of $5.4 million for the three months ended September 30, 2013 is primarily related to an increase in the valuation allowance.  The difference between the federal statutory tax benefit of $41.0 million and the tax benefit of $35.4 million for the nine months ended September 30, 2013 is primarily related to an increase in the valuation allowance offset partially by non-taxable gains on warrants.

Income tax expense for the three and nine months ended September 30, 2012 was $37.6 and $71.4 million, respectively.  The difference between the federal statutory tax expense of $63.9 million and the tax expense of $37.6 million for the three months ended September 30, 2012 is primarily related to a decrease in the valuation allowance and non-taxable gains on warrants.  The difference between the federal statutory tax expense of $31.1 million and the tax expense of $71.4 million for the nine months ended September 30, 2012 is primarily related to an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 - Basis of Presentation”, “Note 2 - Going Concern” and “Note 5 - Long Term Debt” in the Notes to the consolidated financial statements included in this filing.

Liquidity

In connection with the audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm issued their report dated April 1, 2013, that included an explanatory paragraph describing the existence of conditions that raised substantial doubt about our ability to continue as a going concern due to our dependency on the sale of non-core assets and the success of our Eaglebine/Eagle Ford East joint venture.

In 2013, we consummated the sale of the majority of our non-core assets and entered into the first development phase of our Eaglebine/Eagle Ford East joint venture resulting in combined total cash proceeds of $49.6 million.  The cash proceeds received from these transactions were used to fund general corporate activities and to reduce both current liabilities and the outstanding principal on our Senior Secured Notes to $26.8 million as of September 30, 2013.  As discussed in “Note 1 — Basis of Presentation,” we entered into and closed the Amended JEDA with our counterparty on September 25, 2013 and October 15, 2013, respectively, and in exchange for approximately $18 million in non-producing properties we received approximately $16.3 million in cash (excluding $1.5 million that was received in the third quarter of 2013), carries worth over $8 million, and working interests in several proved producing wells with a fair value of approximately $17 million. As of October 15, 2013, our pro-forma cash balance excluding restricted cash of $15.5 million was approximately $21 million.  Additionally, we have significantly reduced our capital expenditure commitments compared to December 31, 2012.

As of September 30, 2013 we had $6.6 million in cash and cash equivalents. In addition, we had current restricted cash of $0.5 million as of September 30, 2013. As described in “Note 5 - Long Term Debt” in more detail, we have $97.0 million in long term debt, of which $9.9 million is classified as current, consisting of the following:

	September 30,	December 31,
	2013	2012

Senior Secured Notes - Principal	$26,770	$33,200
Senior Secured Notes - Discount	(4,349)	(9,553)
Senior Secured Notes - Net of discount	22,421	23,647

Convertible Senior Notes - Principal	40,000	40,000
Convertible Senior Notes - Discount	(12,733)	(14,702)
Convertible Senior Notes - Net of discount	27,267	25,298

Subordinated notes	47,330	47,330
Total debt	97,018	96,275

Less: current portion	(9,858)	(25,298)
Total long-term debt	$87,160	$70,977

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next three months, we intend to fund approximately $4.2 million in general and administrative expenses and $3.5 million in interest payments. Additionally, we are required to further reduce the outstanding principal amount of Senior Secured Notes by $11.8 million to $15.0 million by February 28, 2014. We could fund the $11.8 million required principal payment in February 2014 by obtaining and borrowing under a reserve-based facility, which would be permitted under the terms of our Senior Secured Notes. We could secure the facility with approximately $17 million of working interest value in proved producing wells that we obtained in October 2013. However, we expect to utilize cash flow from operations and to access the capital markets by issuing equity and debt securities to fund our cash needs and to accomplish the balance sheet initiative described below.

In order to meet the primary objective of unencumbering the Company’s balance sheet, we have begun to take tangible steps to enable the Company to issue equity and debt securities.  For example, contemporaneously with the filing of this quarterly report on Form 10-Q, the Company has filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC.  Once the Universal Shelf is declared effective by the SEC, the Company would be permitted to issue, among other securities, common stock, preferred stock and senior debt in order to refinance all or part of its existing indebtedness, to repurchase all or part of its Warrants and for general corporate purposes.

The Company is also considering entering into discussions with the holders of its Convertible Notes in order to exchange the Convertible Notes for non-convertible senior debt.  Furthermore, the Company has engaged in discussions with the ZaZa LLC Members, each of whom is a director of the Company, to exchange all or part of their Subordinated Notes for common stock, preferred stock, cash or some combination thereof (subject to any applicable subordination provisions for the benefit of the Senior Secured Notes or the Convertible Notes).  The Board of Directors has created a committee of independent directors to consider and make recommendations to the Board with respect to whether to approve the exchange of Subordinated Notes by any or all of the ZaZa LLC Members and, if so, on what terms.  The exchange of Subordinated Notes by the three ZaZa LLC Members would be conditioned upon the full repayment of the Senior Secured Notes and exchange of the Convertible Notes described above.

There can be no assurance that these balance sheet initiatives will occur as described above, or as to how long any such initiative would take. The success of the initiative is dependent on, among other things, the Company’s operating and financial performance, the ability to negotiate terms with certain existing debtholders and equityholders, and the performance of the capital markets.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in “Note 4 — Summary of significant accounting policies” in our annual report on Form 10-K for the year ended December 31, 2012. There have been no changes to our significant accounting policies during the nine months ended September 30, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2013. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 2, 2013.

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

Management is reviewing remediation steps necessary to address the material weaknesses and to improve our internal controls over financial reporting.  We intend to correct the material weaknesses promptly. However, pending the remediation of the material weaknesses described above, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.  Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

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

As of September 30, 2013, we had approximately $26.8 million outstanding in aggregate principal under our Senior Secured Notes due 2017 (the “Senior Secured Notes”) and $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and we may incur additional indebtedness in the future. In addition, we had approximately $47 million outstanding in aggregate principal amount under our Subordinated Notes.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

If we do not satisfy our drilling obligations under our agreement with Range, we could lose a portion of our acreage and revenue stream in the Eaglebine/Eagle Ford East, which could adversely affect our expected revenues.

On March 28, 2012, the Company entered into a Participation Agreement (the “Range Agreement”), and associated Joint Operating Agreement, with Range Texas Production, LLC (“Range”), a subsidiary of Range Resources Corporation, under which the Company agreed to acquire a 75% working interest from Range in certain leases located in Grimes Country, Texas (the “Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Leases. Pursuant to a Sixth Amendment to the Range Agreement, the Company is required to initiate sales of oil and gas from the Leases by November 1, 2013.  The Substitute Well has been completed, and sales have been initiated as of November 1, 2013.  Discussions are ongoing with Range regarding the Substitute Well, whether ZaZa’s obligations to Range now have been fulfilled and whether Range will elect (or not) into certain leases acquired within the parties area of mutual interest.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On November 8, 2013, the Company entered into the First Amendment (the “Amendment”) to the Employment Agreement by and between the Company and Scott Gaille, Chief Compliance Officer and General Counsel.  The Amendment provides for a payment on the thirtieth day following any change of control of the Company of (i) an amount equal to the aggregate of three times the most recent cash short-term incentive award and (ii) the cash portion of any outstanding, unvested long-term incentive award that would have been payable had Mr. Gaille’s employment with the Company continued through the applicable vesting date.

A copy of the Amendment is attached hereto as Exhibit 10.4 to this Form 10-Q and is incorporated by reference herein.  The description of the material terms of the Amendment is not complete and is qualified in its entirety by reference to such exhibit.

ITEM 6 - EXHIBITS

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2		Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1	* †	First Amendment of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.2	* †	Second Amendment and First Restatement of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.3	* †	Third Amendment and Second Restatement of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.4	*	Amendment to Employment Agreement between ZaZa Energy Corporation and Scott Gaille.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

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

ZAZA ENERGY CORPORATION

November 12, 2013	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

November 12, 2013	By:	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

November 12, 2013	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2		Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1	* †	First Amendment of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.2	* †	Second Amendment and First Restatement of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.3	* †	Third Amendment and Second Restatement of Joint Exploration and Development Agreement between ZaZa Energy Corporation and EOG Resources, Inc.

10.4	*	Amendment to Employment Agreement between ZaZa Energy Corporation and Scott Gaille.

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

*                                         Filed or furnished herewith

†                                         Certain portions have been omitted pursuant to a confidential treatment request.  Omitted information has been filed separately with the Securities and Exchange Commission.