Form 10-K
period 2013-12-31
ZaZa Energy Corp
filed 2014-03-31
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35432

ZAZA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-2986089
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

ZaZa Energy Corporation
1301 McKinney St, Suite 2800
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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of February 28, 2014, there were 107,646,147 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 15, 2014 was $32,217,331.  (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2014 Annual Meeting of Stockholders.

ZAZA ENERGY CORPORATION

i

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional oil and gas assets.  We currently operate primarily through joint ventures in the Eaglebine trend in East Texas and the Eagle Ford trend in South Texas.  As of December 31, 2013, we held approximately 64,000 net acres in our areas of operations with proved reserves of approximately 687 MBoe (47% oil) having a standardized measure of approximately $14.5 million.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.

Strategy

Our strategy is to enhance shareholder value through consistent growth in cash flows by focusing on the organic development of our existing assets within our core areas.  We also look for opportunities to diversify and build upon our current portfolio through the acquisition of additional unconventional assets with a focus on Texas.  Key components of our business strategy include the following:

Obtain Strategic and Operational Advantages by Being a “First Mover.”  We seek to be one of the first oil and gas companies to identify new unconventional shale trends.  ZaZa has established a track record of identifying successful emerging plays, including those in DeWitt, Lavaca, Gonzalez and Fayette counties in South Texas and the Eaglebine trend in East Texas.  Being one of the first enterprises to acquire substantial properties in a new oil and gas play offers several operational and strategic advantages.  Specifically, being a “First Mover” decreases our acreage acquisition costs, increases our ability to acquire contiguous acreage, limits opportunities for our competitors and increases our attractiveness as a joint venture partner.  Our management intends to continue to acquire working interests in both prospective acreage and producing wells when the opportunity arises and to do so at attractive valuations.

Leverage Advanced Geoscience and Petroleum Methods in Evaluating Assets.  A key component of being a “First Mover” is the use of technology.  ZaZa maintains a technical staff with more than 60 collective years of experience in geosciences.  The ZaZa technical team engages in a rigorous process to evaluate and identity new prospect areas for the Company.

Reduce Operational Costs and Risk Through Joint Ventures.  We have been able to control operational and capital costs by entering into joint ventures for the operation of our properties with larger petroleum exploration and production companies.  Such joint venture partners have the capital resources to advance the unconventional drilling programs that are necessary to develop shale plays.  Additionally, joint ventures allow for a lower proportionate risk of loss to our shareholders in the event of an unsuccessful well.  While we may assume from time to time a greater operational role with respect to our assets, the use of joint ventures increases our ability to deploy capital on the evaluation and acquisition of new projects.

Maintain Financial Flexibility.  We continue to take proactive steps to streamline and strengthen the Company’s balance sheet to maintain the financial flexibility needed to provide consistent reserve growth.  At the end of 2013, we initiated several efforts to improve the balance sheet and capital structure of the Company that, if completed, would be expected to reduce our total indebtedness by over 50% by the end of 2014.

Information About Us

Our principal executive office is located at 1301 McKinney St., Suite 2800, Houston, Texas 77010 and our telephone number is (713) 595-1900.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “ZaZa,” “Company,” “we,” “us,” and “our” are to ZaZa Energy Corporation and its consolidated subsidiaries.  See the “Glossary of Selected Oil and Natural Gas Terms” at the end of this Item 1 for the definition of certain terms in this Annual Report.

We make available free of charge on our website at www.zazaenergy.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases.

Corporate History

ZaZa is a Delaware corporation formed on August 4, 2011 that began its operations on February 21, 2012 through a combination (the “Combination”) of ZaZa Energy, LLC, a privately held Texas limited liability company (“ZaZa LLC”), with Toreador Resources Corporation, a publicly held Delaware corporation previously listed on the NASDAQ Global Market (“Toreador”), pursuant to an Agreement and Plan of Merger and Contribution, dated August 9, 2011 (as amended, the “Merger Agreement”).  Pursuant to the Merger Agreement, (i) a wholly-owned subsidiary of ZaZa merged with and into Toreador (the “Merger”), with Toreador continuing as a surviving entity, (ii) the three former members of ZaZa LLC (the “ZaZa LLC Members”), holding 100% of the limited liability company interests in ZaZa LLC, directly and indirectly contributed all of such interests to ZaZa (the “Contribution”), and (iii) the holders of certain profits interests in ZaZa LLC contributed 100% of such interests to ZaZa. Upon the consummation of the Combination, Toreador and ZaZa LLC became our wholly-owned subsidiaries.

The Contribution occurred simultaneously with the consummation of the Merger pursuant to that Contribution Agreement dated August 9, 2011, among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”).  As consideration for the Contribution, the ZaZa LLC Members received (i) a number of shares of our common stock that, in the aggregate, represented 75% of the issued and outstanding shares of our common stock immediately after the consummation of the Combination (but without giving effect to the shares of common stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members. In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals who own and control the ZaZa LLC Members — Todd A. Brooks (our President and Chief Executive Officer and a director), Gaston L. Kearby (a director) and John E. Hearn, Jr. (a director) (together, the “ZaZa Founders”) — in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC.  We refer to the subordinated notes issued to both the ZaZa LLC Members and the ZaZa Founders as the “Subordinated Notes,” and as of December 31, 2013, there was $47.3 million in Subordinated Notes outstanding.

ZaZa LLC’s operations were focused on the exploration and development of unconventional oil and gas resources in Texas, including the Eagle Ford and Eaglebine trends, and its activities were undertaken primarily through a joint venture with the Hess Corporation (“Hess”).  Toreador operated solely in the Paris Basin of France and its operations consisted of (i) a joint venture with Hess in the Paris Basin focused on unconventional resources and (ii) conventional Paris Basin assets.  In July 2012, following announcements by Hess to pursue a slower drilling program with respect to its joint venture in South Texas and regulatory difficulties with operations in France, ZaZa, as the controlling parent of both ZaZa LLC and Toreador, divested of most of its assets in France and dissolved all joint ventures with Hess.  As of December 31, 2013, ZaZa’s only exploration and production asset in France was a royalty interest, which was relinquished in February 2014 as part of a final resolution of all matters pertaining to the dissolved ZaZa and Hess joint ventures.

Areas of Operations

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets, including long-lived assets, are located within the United States.  Except for an immaterial amount of cash held by our two foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  The following is a summary of our major operating areas.

East Texas — Eaglebine Trend

Our acreage in East Texas is located in Madison, Grimes, Walker, Trinity and Montgomery counties and falls within an eastern extension of the Eagle Ford and Woodbine that we refer to as the “Eaglebine” trend.  As of December 31, 2013, ZaZa owned approximately 44,000 net acres and a non-operated interest in 26 wells (7.2 net) in East Texas.  Approximately 9,600 acres were assigned in March 2014 to our joint venture partner in East Texas in exchange for cash, carried interests and other consideration in accordance with the terms of our joint venture, which is discussed in further detail below.  Our use of “East Texas” refers to Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region.

South Texas — Eagle Ford Trend

Our acreage in South Texas is located principally in DeWitt  and Lavaca counties and falls within the Eagle Ford trend.  As of December 31, 2013, ZaZa owned approximately 20,000 net acres and operated and non-operated interests in 7 wells (3.1 net, 3 operated) in South Texas.  Also, as of March 11, 2014, our joint venture partner in South Texas completed two wells in which we will own a 25% non-operated interest.  We were carried for the costs to drill and complete both of these wells.  Our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Joint Ventures

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc., (“our counterparty”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement and its subsequent amendments, we and our counterparty will jointly develop up to approximately 134,000 gross acres in East Texas.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and pay a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

The first phase commenced on April 2, 2013 and has been completed. In this phase we transferred approximately 20,000 net acres to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.

On September 25, 2013, ZaZa and its counterparty amended and restated the JEDA, which resulted in the following transactions being closed on October 15, 2013:

•      Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty on October 15, 2013, in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the JEDA). Also, during Phase II, our counterparty will drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25 million. Our counterparty may, however, elect to drill one or more vertical wells in order to achieve carry parity value for drilling horizontal wells. To complete its obligation in respect of the third well under Phase I of the JEDA, our counterparty paid for an additional $1.5 million of ZaZa’s costs for a vertical well and has provided a further $1.5 million cash payment to ZaZa.

•      Phase III Acceleration. Under the JEDA, ZaZa assigned on October 15, 2013 approximately 7,800 net acres from the former Phase III acreage for which ZaZa received approximately $11 million of interests (based on an independent reserves report) in the 15 producing wells of our counterparty (part of Phase II and referenced above). In addition, our counterparty had the option, until January 31, 2014, to acquire an interest in the remaining approximately 12,300 former Phase III net acres from ZaZa. As described below, our counterparty elected to acquire an interest in all of the remaining Phase III net acres.

•      Exchange of Leases and Wells.  Our counterparty has acquired approximately 19,000 additional net acres and interests in related wells in the parties’ Area of Mutual Interest, and has assigned to ZaZa a 25% working interest in these leases and wells. In consideration for ZaZa’s participation in our counterparty’s leases and producing wells, ZaZa assigned to our counterparty approximately 13,875 additional net acres and paid approximately $700,000 in cash.

On March 7, 2014, ZaZa entered into a further amendment to JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  Additionally, the counterparty committed to drill two additional test wells, with drilling on the first of such wells to commence by July 1, 2014.

Also pursuant to the amendment and effective March 7, 2014, we and our counterparty agreed to terminate that certain Participation Agreement, effective as of March 1, 2012, by and between the Company and Range Texas Production, LLC (“Range”) (such agreement, as amended, the “Range Agreement”).  Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, the counterparty pursuant to that certain Quitclaim Assignment and Bill of Sale, effective as of December 1, 2013, by and between Range and the counterparty.  The Range Agreement provided for the joint development by Range and the Company of oil and gas leases in the Eaglebine trend.  The joint development of such leases will now be governed by the JEDA.

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 net acres that we owned and that comprised a portion of our interest in South Texas.

Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavara Counties, and a well that we refer to as the “Boening well.”  Sabine also has agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015 (assuming affirmative elections to participate in such lease acreage acquisition(s)).

Completion of East Texas Joint Venture with Range Resources Corporation

On March 28, 2012, the Company entered into the Range Agreement, effective as of March 1, 2012, and an associated joint operating agreement with Range, a subsidiary of Range Resources Corporation, under which the Company agreed to acquire a 75% working interest from Range in leases comprising approximately 61,123 gross acres (37,837 net acres) located in Grimes Country, Texas (the “Range Leases”).  Pursuant to the terms of the Range Agreement, Range retained a 25% working interest in the Range Leases and the Company committed to drill a well as the operator under the Range Agreement.  After a casing collar failure on the commitment well, Range granted the Company an extension to drill a substitute well, and required the Company to initiate sales of oil and gas from the substitute well by November 1, 2013. The substitute well was completed, sales were initiated and ZaZa’s obligations to Range were satisfied as of November 1, 2013.  Effective as of December 1, 2013, all of Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, our counterparty under the JEDA pursuant to that certain Quitclaim Assignment and Bill of Sale, by and between Range and our counterparty.  Following completion of the obligations under the Range Agreement, it was terminated on March 7, 2014 pursuant to the March 7, 2014 amendment to the JEDA that also stipulated that the further joint development of the Range Leases would be governed by the JEDA.

Other Transactions and Initiatives

Balance Sheet Initiative

Beginning with the filing on November 12, 2013 of a universal shelf registration statement on Form S-3, which became effective on February 14, 2014, we initiated several efforts to improve the balance sheet and capital structure of the Company.  On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the ZaZa LLC Members and the ZaZa Founders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each ZaZa Founder and the ZaZa LLC Member that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on refinancing our Senior Secured Notes due 2017 (the “Senior Secured Notes”) as the Senior Secured Notes prevent us from executing the exchange.  If the transactions contemplated by the Subordinated Notes Exchange Agreements are completed, ZaZa would expect to reduce its fiscal year-end level of indebtedness by over 50% from 2013 to 2014.

Early Release of Hess Escrow

To effect the dissolution of the joint ventures with Hess, ZaZa and its wholly owned subsidiaries ZaZa Energy France, ZaZa International Holdings, LLC, and ZaZa France SAS entered into a Paris Basin Purchase and Sale Agreement (the “Paris PSA”), dated July 25, 2012, with Hess and Hess Oil France SAS.  Additionally, on November 13, 2012, the Company, through its wholly owned subsidiary ZaZa France SAS, entered into a share purchase agreement with Vermillion REP SAS (“Vermillion”), a wholly-owned subsidiary of Vermillion Energy Inc., pursuant to which the Company sold to Vermillion all of its shares in ZEF (the “Vermillion Transaction”).  Total proceeds from the Vermillion Transaction were approximately $76.0 million in cash, as adjusted under the share purchase agreement with Vermillion, but the Paris PSA required that $15.0 million of such sales proceeds be held in escrow until ZaZa successfully transferred all exploration permits for the Paris Basin to Hess.

On February 6, 2014, we agreed with Hess to an early release of the $15.0 million held in escrow.  This release was part of a broader transaction that also included:  (i) termination of the Company’s overriding royalty interests in certain assets in the Paris Basin; (ii) Hess’s release of an interest in the Company’s litigation against certain third parties; and (iii) the payment of $3.5 million of the escrowed funds to Hess.  The remaining $11.5 million was released to ZaZa, and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million.

Sale of Moulton acreage

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton acreage, for approximately $9.2 million.  Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million.  We used approximately $4.6 million of the proceeds to pay down our Senior Secured Notes.

We also entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, including interests in seven producing wells located on the Moulton acreage, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million.  We used approximately $1.8 million of the proceeds to pay down our Senior Secured Notes.

Production, Average Sales Prices and Production Costs

The following tables present our production data, average sales prices and average production costs for the referenced geographic areas for the periods indicated:

Year Ended December 31,

	2013	2012	2011
Production Volumes
Natural gas (Mcf)
South Texas	137,754	162,213	11,646
East Texas	112,561	—	—
Total	250,315	162,213	11,646
Crude oil (Bbls)
South Texas	62,409	97,598	27,784
East Texas	27,134	—	—
Total	89,543	97,598	27,784
Equivalents (BOE)
South Texas	85,368	124,634	29,725
East Texas	45,894	—	—
Total	131,262	124,634	29,725
Natural Gas Average Sales Price ($/Mcf)
South Texas	$3.48	$2.68	$3.08
East Texas	$3.74	$—	$—
Total	$3.60	$2.68	$3.08
Oil Average Sales Price ($/Bbl)
South Texas	$90.58	$93.73	$93.94
East Texas	$85.51	$—	$—
Total	$89.04	$93.73	$93.94
Average Production Costs ($/BOE)
South Texas	$14.64	$28.90	$34.92
East Texas	$19.12	$—	$—
Total	$16.21	$28.90	$34.92

Capital Expenditures

The following table summarizes information regarding ZaZa’s cash capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Additions to oil and gas properties	$47,375	$53,789	$10,667
Additions to furniture and fixtures	7	291	1,975
Total capital expenditures	$47,382	$54,080	$12,642

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2013.  “Gross” represents the total number of acres or wells in which we own a working interest.  “Net” represents our proportionate working interest resulting from our ownership in the gross acres or wells.  Productive wells are wells in which we have a working interest and that are capable of producing oil or gas.

	Acres
	Undeveloped		Developed
	Gross	Net	Gross	Net
South Texas	24,742	18,220	5,311	2,500
East Texas	154,358	38,470	21,133	5,284
Total	179,100	56,690	26,444	7,784

	Productive Wells
	Gross		Net
	Oil	Gas	Oil	Gas
South Texas	6.0	1.0	2.1	1.0
East Texas	13.0	13.0	3.3	3.9
Total	19.0	14.0	5.4	4.9

The following table sets forth our interest in undeveloped acreage as of December 31, 2013 that is subject to expiration in 2014, 2015, 2016 and thereafter:

2014		2015		2016		Thereafter
Gross	Net	Gross	Net	Gross	Net	Gross	Net
59,631	26,311	82,590	20,281	42,811	9,948	877	149

Drilling Activity

The following table sets forth the number of gross exploratory and development wells ZaZa drilled or in which we participated during 2013, 2012, and 2011.  The table below excludes wells acquired during the year.  Productive wells are either producing wells or wells capable of production.

	Gross Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2013	4.0	—	4.0	7.0	—	7.0
Year ended December 31, 2012	—	—	—	13.0	—	13.0
Year ended December 31, 2011	—	—	—	20.0	—	20.0

The following table sets forth the number of net exploratory and net development wells drilled by ZaZa during 2013, 2012, and 2011 based on its proportionate working interest in such wells.

	Net Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2013	1.0	—	1.0	2.0	—	2.0
Year ended December 31, 2012	—	—	—	1.2	—	1.2
Year ended December 31, 2011	—	—	—	2.0	—	2.0

As of March 15, 2014, 4 gross (1.0 net) exploratory wells are in the process of being drilled.

Title to Properties

ZaZa believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry.  As is customary in the oil and gas industry, ZaZa makes title investigations and receives title opinions of local counsel not upon acquisition but only before it commences drilling operations.  ZaZa believes that it has satisfactory title to all of its other assets.  ZaZa’s properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Although title to its properties is subject to encumbrances in certain cases, ZaZa believes that none of these burdens will materially detract from the value of ZaZa’s properties or from its interest therein or will materially interfere with its use of the properties in the operation of its business.

Reserves

The following table sets forth information about ZaZa’s estimated net proved reserves at December 31, 2013, 2012, and 2011 for all of our properties.  We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, “Extractive Activities-Oil and Gas.”  No reserve reports have been provided to any governmental agencies.

	At December 31, 2013
	Gas (MMcf)	Oil (MBbls)	Equivalent (MBOE)
Proved developed	2,197	321	687
Proved undeveloped	—	—	—
Total proved	2,197	321	687

	At December 31, 2012
	Gas (MMcf)	Oil (MBbls)	Equivalent (MBOE)
Proved developed	303	248	299
Proved undeveloped	1,410	2,815	3,049
Total proved	1,713	3,063	3,348

	At December 31, 2011
	Gas (MMcf)	Oil (MBbls)	Equivalent (MBOE)
Proved developed	1,433	443	682
Proved undeveloped	2,696	502	951
Total proved	4,129	945	1,633

Our proved reserves at December 31, 2013, 2012 and 2011 were located in the Eaglebine trend in East Texas and the Eagle Ford trend in South Texas.

Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and be prepared in accordance with generally accepted petroleum engineering principles.  We engage third-party petroleum consulting firms to prepare all of our proved reserves as described in “Third-Party Reserves Preparation” below.  Responsibility for compliance in reserves bookings and review of the third-party reserve preparations are delegated to a licensed professional geoscientist in the state of Texas.  The geoscientist and his team provide input to the third-party petroleum consulting firms and review the proved reserves estimates.  Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history.  Other types of data used may include 2D and 3D seismic data that has been recently reprocessed and calibrated to available well control.  The tools used to interpret the data include decline curve analyses and data analysis packages and may include reservoir modeling and simulation.

Third-Party Reserves Preparation

The reserves preparation as of December 31, 2013 were performed by Ryder Scott Petroleum Consultants (“Ryder Scott”) and DeGolyer and MacNaughton (“D&M”).

Ryder Scott evaluates oil and gas properties and independently certifies petroleum reserves quantities in the U.S. and internationally.  Founded in 1937, Ryder Scott is one of the largest, oldest and most respected reservoir-evaluation consulting firms in the industry.  The firm performs several hundred consulting studies a year for a variety of clients.  With 90 professional petroleum engineers and geoscientists, the firm conducts reserves evaluations, geoscience/geology studies, field development and EOR design, reservoir simulation, economic analysis, management consulting and expert witness testimony.

D&M is one of the most respected names in the upstream segment of the oil and gas industry, providing reserves consulting services, resources evaluations, field studies, reservoir simulation studies, and many other services for energy and financial services companies worldwide.  The firm employs more than 150 professional petroleum engineers, geologists, petrophysicists, statisticians and energy economists.  D&M works with hundreds of clients worldwide each year, and staff members are organized by geography in order to maximize regional knowledge and provide more cost-effective, efficient consulting services.  Since its formation in 1936, the firm has completed more than 21,000 projects worldwide.

Ryder Scott and D&M determined that the estimates of reserves for ZaZa LLC conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the amended Rule 4-10(a) of Regulation S-X.  Their reports are attached to this Annual Report on Form 10-K as Exhibits 99.1 and 99.2.

Proved Undeveloped Reserves

As of December 31, 2013, we had no proved undeveloped reserves (“PUDs”).  As of December 31, 2012, our PUDs totaled 2,815 Mbbl of crude oil and 1,410 Mmcf of natural gas, all of which were in South Texas.  As of December 31, 2012, PUDs represented approximately 91% of our total proved reserves.

The majority of PUDs as of December 31, 2012 were in our Moulton acreage in South Texas.  In 2013, we divested our Moulton acreage resulting in a corresponding decline of PUDs.  As of December 31, 2013, progress of exploratory drilling in our East Texas and South Texas joint ventures had not yet reached the point where the Company could record additional PUDs.

As of December 31, 2013, we recorded proved but not producing reserves for two wells that were recently completed in South Texas.  These two wells were not producing as of December 31, 2013 and only provided enough data for a conservative estimate of proved reserves.  We expect that two additional wells in our South Texas joint venture will be drilled and completed in 2014.  However, given the lack of production history from the two most recently completed wells, we did not record any associated PUDs for the next two wells that are scheduled to be drilled and completed in 2014.

As of December 31, 2013 we did not record any PUDs, or future development costs other than abandonment costs, related to our East Texas joint venture.  We are being carried for the costs to drill and complete four wells, including two horizontal wells, as of December 31, 2013.  After our counterparties’ election into certain leases on March 7, 2014, we are carried for an additional $9.2 million of costs, which we expect will fund the Company’s share of drilling and completion of an additional two commitment wells and other joint venture costs.

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

Office Leases

We occupy 46,121 square feet of office space at 1301 McKinney Street, Houston, Texas 77010 and 2,000 square feet of office at 176 Hwy 19, Huntsville, Texas 77340.  The total rental expense for 2013 was approximately $1.4 million.

Employees

ZaZa had 23 full-time employees, none of whom are represented by unions or are covered by collective bargaining agreements.  To date, ZaZa has not experienced any strikes or work stoppages due to labor problems, and believes that it has good relations with its employees.  In addition, ZaZa directly engages approximately 6 independent contractors.

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

Marketing and Customers

The market for oil and natural gas that will be produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and natural gas industry also competes with other industries in supplying the energy of consumers.  Our oil production is sold at prices primarily tied to the spot oil markets for West Texas Intermediate (“WTI”).  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We have elected for our joint venture operating partners to market and sell our production.  We can elect to receive our share of oil and natural gas production in kind at any time.  The loss of any single operator could have a material adverse effect on our company as a whole.  During the years ended December 31, 2013 and 2012, Gulfmark Energy, Inc., Texla Energy Management, Inc. and Southern Bay Oil & Gas LP accounted for approximately 52%, 15%, and 13%, and Gulfmark Energy, Inc., Texla Energy Management Inc. and Hess accounted for approximately 53%, 25%, and 12%, respectively, of our total cash receipts.  We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.

Competition

The oil and natural gas industry is highly competitive, particularly with respect to acquiring prospective oil and natural gas properties and oil and natural gas reserves.  We encounter strong competition from other independent operators and from major oil companies in acquiring properties.  We also compete for people, including experienced geologists, geophysicists, engineers, and other professionals.  Many of these competitors have substantially greater financial, managerial, technological and other resources than we do.  Many of these companies not only engage in the acquisition of oil and gas properties but also have integrated exploration, development, production, drilling, marketing and refining operations.  Because of our relatively small size and capital constraints, we may find it increasingly difficult to effectively compete in our markets.

Regulations

Oil and Gas

Exploration and production operations are subject to various types of regulation at the federal, state and local levels.  These statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, commonly resulting in more stringent requirements applicable to our business.    The regulatory environment in which we operate increases the cost of doing business and, consequently, affects profitability.  These laws regulate many aspects of our business, including requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, surface operations and flaring, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells.  We may face fines, penalties or operational interruptions if we or a joint venture party operator fails to comply with applicable requirements.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties.  Although a compulsory pooling statute exists in Texas, almost all pooling results from voluntary action by oil and gas lessees exercising the authority to pool granted in the oil and gas lease. In Texas, the forced pooling of unleased mineral owners, or of lessors where a right to pool is not provided for in the lease, requires application to, and approval by, the Texas Railroad Commission, and the statutorily mandated burden of proof on the party seeking to force pool is difficult to satisfy.  The absence of availability of compulsory pooling may make it more difficult to form units and therefore, more difficult to fully develop a project if the operator owns or controls less than 100% of the leasehold.

Environmental and Safety Regulations

General.  Our agreements with our joint venture partners require us to bear our proportionate cost of compliance and liabilities with respect to the extensive federal, state and local laws and regulations relating to the protection of the environment and the generation, storage, handling, emission, transportation and discharge of hazardous materials into the environment.  Additionally, we could be responsible for the full costs and liabilities associated with such laws and regulations to the extent we operate and own 100% of a property.  Government regulations can increase the cost and timing of planning, designing, installing and operating oil and natural gas wells and other facilities.  Additionally, certain environmental permits are required for oil and gas operations.  These permits can be revoked, modified or renewed by issuing authorities.  Governmental authorities can enforce compliance with their regulations through fines, injunctions or both.  Although we believe that compliance with the current environmental regulations applicable to our operations will not have a material adverse effect on us, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.

U.S. laws and regulations applicable to our operations include those controlling the discharge of hazardous materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment.

Solid and Hazardous Waste.  We currently own or lease, and have in the past owned or leased, numerous properties that were used for the production of oil and natural gas for many years.  Although operating and disposal practices that were standard in the industry at the time may have been utilized, it is possible that hydrocarbons or other wastes may have been disposed of or released on or under the properties currently owned or leased by us or our joint ventures.  State and federal laws applicable to oil and gas wastes and properties have become stricter over time.  Under these increasingly stringent requirements, we or our joint ventures could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or clean up property contamination (including groundwater contamination by prior owners or operators) or to perform plugging operations to prevent future contamination.

Our operations generate some hazardous wastes that are already subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes.  The Environmental Protection Agency (“EPA”) has limited the disposal options for certain hazardous wastes.  It is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes.  Our operations could, therefore, be subject to more rigorous and costly disposal requirements in the future than we encounter today.

Superfund.  The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the “Superfund” law, and comparable state laws and regulations impose liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release of hazardous substances into the environment.  These persons include the current and past owners and operators of a site where the release occurred and any party that treated or disposed of or arranged for the treatment or disposal of hazardous substances found at a site.  Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  CERCLA also authorizes the EPA, and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties.  In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  In the course of business, we and our joint ventures have used materials and generated wastes and will continue to use materials and generate wastes that may fall within CERCLA’s definition of hazardous substances.  We may also be an owner or operator of sites on which hazardous substances have been released.  As a result, we or our joint ventures may be responsible under CERCLA for all or part of the costs to clean up sites where such substances have been released.

Oil Pollution Act.  The Federal Oil Pollution Act of 1990 (“OPA”) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States.  The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams.  The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages.  The OPA also imposes ongoing requirements on operators, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.  We believe that we and our joint ventures substantially comply with the Oil Pollution Act and related federal regulations, but we do not serve as the operator under our joint ventures and cannot control all aspects of compliance with the OPA on our properties.

Endangered Species Act.  The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats.  While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that our operations are in substantial compliance with the ESA and we are not aware of any proposed listings that would affect such operations.  However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.

Clean Water Act.  The Federal Water Pollution Control Act (“Clean Water Act”) and resulting regulations, which are primarily implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States.  Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies.  However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewaters to facilities owned by others that are the source of water discharges.  We believe that we and our joint ventures substantially comply with the Clean Water Act and related federal and state regulations, but as we do not operate all of our properties, we cannot be in complete control of Clean Water Act compliance.

Clean Air Act.  Our operations are subject to the Federal Clean Air Act and comparable local and state laws and regulations to control emissions from sources of air pollution.  Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction.  Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits.  Federal and state laws designed to control toxic air pollutants and newly enacted New Source Performance Standards and emerging regulations on greenhouse gas emissions could require installation of additional controls or subject us to more stringent and burdensome monitoring and reporting obligations.  Payment of fines and correction of any identified deficiencies generally resolve the failure to comply strictly with air regulations or permits.  Regulatory agencies could also require us or our joint ventures to cease construction or operation of certain facilities or to install additional controls on certain facilities that are air emission sources.  We believe that our operations substantially comply with our current permits and applicable emission standards under local, state, and federal laws and regulations.

Safe Drinking Water Act.  The Safe Drinking Water Act (“SDWA”) and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and gas development.

Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority.  These regulations may increase the costs of compliance for some facilities that are part of our operations.

Hydraulic Fracturing.  Many of the exploration and production operations on our properties depend on the use of hydraulic fracturing to enhance production from oil and natural gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or natural gas to flow more freely to the wellbore.  We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with several wells or proposed wells for which we are the operator.  Our joint venture partners who operate properties under our joint venture agreements may engage in hydraulic fracturing directly or through third parties.  Most of the wells on our properties would not be economical without the use of hydraulic fracturing to stimulate production from the well.  Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, regulations have been enacted at the federal level and legislative and regulatory efforts in some states have been initiated or implemented to render permitting, disclosure and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether.  For example, the Railroad Commission of Texas adopted rules in December 2011 requiring the disclosure of certain details regarding chemicals and compounds used in the hydraulic fracturing process for wells drilled in Texas.  Such efforts could have an adverse effect on our oil and natural gas production activities.  For additional information about hydraulic fracturing and related environmental matters, please read “Risk Factors—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves” in Item 1A.

Greenhouse Gas.  In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050.  In addition, almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act.

OSHA and Other Laws and Regulations.  Our operations are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), and comparable state laws.  The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state laws require that we or our joint ventures organize and/or disclose information about hazardous materials used or produced in our operations.  Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

GLOSSARY OF OIL AND GAS TERMS

The terms defined in this section are used throughout this annual report on Form 10-K.  For definitions of additional oil and gas terms and complete versions of certain of the definitions below, please refer to Rule 4-10(a) of Regulation S-X as promulgated by the SEC.

“3D” or “3D SEISMIC”—An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations.  3D seismic lines are shot very close together.  This allows for the ability for computers to generate seismic profiles in any direction and form 3D surfaces.  3D surveys are measured in square kilometers or square miles.

“Basin”—A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

“Bbl”—One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

“Bcf”—One billion cubic feet of natural gas.

“BOE”—Barrel of oil equivalent.  Oil equivalents are determined herein using the relative energy content method, with a ratio of 1.0 Bbl of oil or natural gas liquid to 6.0 Mcf of gas.

“Btu”—British thermal unit.

“Completion”—The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“DD&A”—Depreciation, depletion, amortization and accretion.

“Developed acreage”—The number of acres that are allocated or assignable to productive wells or wells capable of production.

“Development well”—A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“Economically producible”—As it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

“Estimated ultimate recovery”—The sum of reserves remaining as of a given date and cumulative production as of that date.

“Exploratory well”—A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.  Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

“Extension well”—A well drilled to extend the limits of a known reservoir.

“Field”—An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature and/or stratigraphic condition.  There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both.  Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field.

“Formation”—A layer of rock which has distinct characteristics that differs from nearby rock.

“Gross acres” or “gross wells”—The total acres or wells, as the case may be, in which a working interest is owned.

“Horizontal drilling”—A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

“Horizontal well”—A well drilled using horizontal drilling techniques.

“Hydraulic fracturing”—A stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs.  Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open.  Commonly referred to as “fracking.”

“Identified drilling locations”—Locations specifically identified by management as an estimation of our multi-year drilling activities based on evaluation of applicable geologic, seismic, engineering, production and reserves data on contiguous acreage and geologic formations.  The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as spacing requirements, easement restrictions and state and local regulations, are considered in determining such locations.  The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors.

“Liquids”—Describes oil, condensate and natural gas liquids.

“KM”—One kilometer.

“MBbls”—One thousand barrels of crude oil, condensate or natural gas liquids.

“MBOE”—One thousand barrels of oil equivalent.

“Mcf”—One thousand cubic feet of natural gas.

“MMBbl”—One million barrels of crude oil, condensate or natural gas liquids.

“MMBOE”—One million barrels of oil equivalent.

“MMBtu”—One million British thermal units.

“MMcf”—One million cubic feet of natural gas.

“Natural gas liquid” or “NGL”—Components of natural gas that are separated from the gas state in the form of liquids, which include propane, butanes and ethane, among others.

“Net acres”—The percentage of total acres an owner has out of a particular number of acres, or a specified tract.  An owner who has 50% interest in 100 acres owns 50 net acres.

“NYMEX”—The New York Mercantile Exchange.

“Productive well”—A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

“Proved area”—The part of a property to which proved reserves have been specifically attributed.

“Proved developed reserves (“PDP”) —Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“Proved reserves”—Those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible —from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Proved undeveloped reserves or “PUD” —Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

“Reasonable certainty”—If deterministic methods are used, reasonable certainty means a high degree of confidence that that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.  A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geosciences (geological, geophysical and geochemical), engineering and economic data are made to estimated ultimate recovery (“EUR”) with time, reasonably certain EUR is much more likely to increase or remain constant than decrease.

“Reservoir”—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

“Resources”—Quantities of oil and gas estimated to exist in naturally occurring accumulations.  A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable.  Resources include both discovered and undiscovered accumulations.

“Service well”—A well drilled or completed for the purpose of supporting production in an existing field.  Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation or injection for in-situ combustion.

“Spacing”—The distance between wells producing from the same reservoir.  Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Standardized measure”—Discounted future net cash flows estimated by applying year-end prices to the estimated future production of year-end proved reserves.  Future cash inflows are reduced by estimated future production and development costs based on period end costs to determine pre-tax cash inflows.  Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the oil and gas properties.  Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

“Stratigraphic test well”—A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition.  Such wells customarily are drilled without the intent of being completed for hydrocarbon production.  The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration.  Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

“Undeveloped acreage”—Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

“Unit”—The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests.  Also, the area covered by a unitization agreement.

“Working interest”—The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals.  The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, including without limitation, statements and projections regarding the Company’s future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production and costs, statements regarding future commodity prices and statements regarding the plans and objectives of the Company’s management for future operations, are forward-looking statements.  The Company’s forward looking statements are typically preceded by, followed by or include words such as “will,” “may,” “could,” “would,” “should,” “likely,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “goal,” “project,” “plan,” “intend” and similar words or expressions.  The Company’s forward-looking statements are not guarantees of future performance and are only predictions and statements of the Company’s beliefs based on assumptions that may prove to be inaccurate.  Forward-looking statements involve known, unknown or currently unforeseen risks and uncertainties that may be outside of the Company’s control and may cause the Company’s actual results and future developments to differ materially from those projected in, and contemplated by, such forward-looking statements.  Risks, uncertainties and other factors that could cause the Company’s actual results to materially differ from the expectations reflected in the Company’s forward-looking statements include, without limitation, the following:

•                              our registered public accounting firm has expressed doubt about our ability to continue as a going concern;

•                              fluctuations in the prices for, and demand for, oil, natural gas and NGLs;

•                              our substantial level of indebtedness;

•                              problems with our joint ventures or joint venture partners;

•                              our ability to raise necessary capital in the future;

•                              exploratory risks associated with new or emerging oil and gas formations;

•                              risks associated with drilling and operating wells;

•                              inaccuracies and limitations inherent in estimates of oil and gas reserves;

•                              our ability to replace oil and gas reserves;

•                              requirements to repurchase our Senior Secured Notes or our 9% Convertible Notes due 2017;

•                              our ability to use net operating loss carryforwards;

•                              unavailability or high cost of oil and gas equipment, materials, supplies, services and personnel;

•                              our concentration in a single geographic area;

•                              uninsured losses from oil and gas operating risks;

•                              legislation and governmental regulations, including federal or state regulation of hydraulic fracturing;

•                              our dependency upon third-party gathering, transportation and processing facilities;

•                              our size relative to our peers;

•                              failures in our acquisition strategy or integration of our acquisitions;

•                              hurricanes and natural disasters; and

•                              access to water to conduct hydraulic fracturing.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations, and specific risks involved with investing in our common stock, are disclosed under “Risk Factors” included under Item 1A of this Annual Report and are incorporated by reference herein.

Any forward-looking statements made by the Company in this Annual Report are based only on information currently available to the Company and speak only as of the date on which they are made.  The Company undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future developments or otherwise.  Accordingly, you should not place any undue reliance on any of our forward-looking statements.

ITEM 1A.  RISK FACTORS

Risks Related to Our Industry and Our Business

Our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in their audit opinion for our December 31, 2013 financial statements.

Our audited financial statements for the year ended December 31, 2013 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 31, 2014, in connection with the audit of our financial statements for the year ended December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity.  The fact that we have received this going concern qualification from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is possible stockholders may lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A substantial or extended decline in crude oil and/or natural gas prices could have a material adverse affect on us.

Prices for crude oil and natural gas (including prices for NGLs and condensate) fluctuate widely.  Moreover, oil and gas prices depend on factors that are outside of our control, including:

•                              the level of consumer demand;

•                              domestic and worldwide supplies of crude oil, NGLs and natural gas;

•                              the price and quantity of imported and exported crude oil, NGLs and natural gas;

•                              weather conditions and changes in weather patterns;

•                              domestic and international drilling activity;

•                              the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities and refining facilities;

•                              worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions;

•                              the price and availability of, and demand for, competing energy sources, including alternative energy sources;

•                              the nature and extent of governmental regulation, including environmental regulation, regulation of derivatives transactions and hedging activities, regulations that restrict the ability of banking entities to (x) engage in proprietary trading, or (y) invest in or sponsor certain types of ‘covered fund’ entities, tax laws and regulations and laws and regulations with respect to the import and export of crude oil, natural gas and related commodities;

•                              the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and

•                              the effect of worldwide energy conservation measures.

Our cash flows and results of operations depend to a great extent on the prevailing prices for crude oil and natural gas.  Prolonged or substantial declines in crude oil and/or natural gas prices may materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

In addition, if we expect or experience significant sustained decreases in crude oil and natural gas prices such that the expected future cash flows from our crude oil and natural gas properties falls below the net book value of our properties, we may be required to write down the value of our crude oil and natural gas properties.  Any such asset impairments could materially and adversely affect our results of operations and, in turn, the trading price of our common stock.

Our substantial indebtedness, or debt we may incur in the future, could materially adversely affect our financial condition.

As of December 31, 2013, we had approximately $26.8 million outstanding in aggregate principal under our Senior Secured Notes, $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017 (the “Convertible Notes”) and $47.3 million outstanding in aggregate principal under our Subordinated Notes, and we may incur additional indebtedness in the future.  In February 2014, we reduced the principal amount of our Senior Secured Notes to $15 million resulting in an aggregate remaining principal balance of $102.3 million in outstanding debt as of March 15, 2014.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

Our ability to comply with restrictions and covenants, including those in our Senior Secured Notes, Convertible Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our Senior Secured Notes also contain restrictions on the operation of our business, such as limitations on the sale and acquisition of assets, limitations on entering into joint ventures, limitations on restricted payments, limitations on mergers and consolidations, limitations on loans and investments, and limitations on the lines of business in which we may engage, which may limit our activities.  Our Convertible Notes contain certain of the foregoing restrictions as well.  We must obtain consent from the holders of a majority of the Senior Secured Notes for certain transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the principal amount of the Senior Secured Notes and with certain carveouts to enter into our joint ventures.  Thus, we may not be able to manage our cash flow in a manner that maximizes our business opportunities.  Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Secured Notes and our Convertible Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

Substantially all of our current operations are conducted through joint ventures, so problems with our joint ventures or our joint venture partners could have a material adverse effect on us.

We conduct a substantial portion of our operations through joint ventures with third parties, and as a result, the continuation of such joint ventures is vital to our continued success.  We may also enter into other joint venture arrangements in the future.  In many instances we depend on these third parties for elements of these arrangements that are important to the success of the joint venture, such as agreed payments of substantial development costs pertaining to the joint venture and their share of other costs of the joint venture.  The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside our control.  If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected.  If our current or future joint venture partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations.  In such cases we may also be required to enforce our rights, which may cause disputes among our joint venture partners and us.  If any of these events occur, they may adversely impact us, our financial performance and results of operations, these joint ventures and/or our ability to enter into future joint ventures.

Such joint venture arrangements may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•                              our joint venture partners may share certain approval rights over major decisions, such as proceeding with subsequent phases of the development of our acreage subject to the joint venture;

•                              disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses, delay or terminate projects and prevent our officers and directors from focusing their time and effort on our business;

•                              our joint venture partners might become insolvent or bankrupt, leaving us liable for their shares of joint venture liabilities;

•                              we may incur liabilities as a result of an action taken by our joint venture partners;

•                              our joint venture partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•                              certain joint venture arrangements may prevent either joint venture partner from controlling the venture, and an impasse could be reached which might have a negative influence on our investment in the joint venture; and

•                              our joint venture partners may decide to terminate their relationship with us in any joint venture or sell their interest in any of these joint ventures and we may be unable to replace such joint venture partner or raise the necessary financing to purchase such joint venture partner’s interest.

Additionally, almost all of our properties are operated by our joint venture partners.  We have limited ability to influence or control the operation or future development of our non-operated properties, including the timing of drilling and other activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to such properties after exhaustion of our carried interests.  Thus, we may experience a reduction in revenues or higher costs as a result of certain decisions made by our joint venture partners.

We require significant capital expenditures to conduct our business and we may have difficulty in obtaining such capital.

Our exploration, development, and acquisition activities require substantial capital expenditures.  In the past, we financed capital expenditures in part from contributions, bonus payments and cost reimbursements by Hess under our joint venture with them.  As a result of the termination of our joint venture with Hess in 2012, we have sold assets and incurred indebtedness in order to provide capital to carry out our activities.  For example, we sold the Moulton acreage during the second and third quarter of 2013.  Currently, our major source of income is from our joint ventures’ carried interest and production.  Our cash flow from operations and access to capital are subject to a number of variables that may or may not be within our control, including:

•                              the level of oil and gas that is produced from existing wells on our properties;

•                              the prices at which our oil and gas production is sold;

•                              the operators in our joint venture’s ability to develop the proved and unproved reserves;

•                              our ability to acquire, locate and produce new economically recoverable reserves;

•                              global credit and securities markets; and

•                              the ability and willingness of lenders and investors to provide capital and the cost of that capital.

We will need to raise capital to purchase new oil and gas leases and to fully explore and analyze leases that we have already purchased.  We intend to pursue various strategies to raise capital, including asset sales, debt or equity financing, and joint ventures.  However, our existing indebtedness contains covenants that restrict our ability to pursue these strategies.  If we are unable to sell assets or if financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to implement our strategy, including expanding our existing portfolio.  There can be no assurance as to our ability to sell assets or as to the availability or terms of any joint ventures or other financing.

Failure to obtain the capital to fully explore our properties could lead to possible write-downs in the carrying value of our properties, a material decline in our oil and gas reserves as well as our revenues and results of operations.  The failure to obtain additional capital could also materially adversely affect our operations and prospects, including potentially resulting in the reversion of certain portions of our acreage to lessors under our oil and gas leases.

Our business is focused on new or emerging formations, which may be subject to more uncertainties than areas that are more developed or have a longer history of established production.

The results of our drilling in new or emerging formations, such as the Eagle Ford and Eaglebine trends, are more uncertain initially than drilling results in areas that are developed and have established production.  Because new or emerging formations have limited or no production history, we are less able to use past drilling results in those areas to help predict future drilling results.  Further, part of the strategy of our joint ventures in the Eagle Ford and Eaglebine trends involve the use of horizontal drilling and completion techniques that have been successful in other shale formations.  Although we and our joint venture partners have experience with horizontal drilling in these areas, the oil and gas industry’s drilling and production history is limited when compared to conventional techniques.  The ultimate success of these drilling and completion techniques will be better evaluated over time as more wells are drilled and production profiles are better established.

If the drilling results of our operations are less than anticipated or are impacted by capital constraints of us or our joint venture partners, lease expirations, and/or a decline of natural gas and oil prices, our investment in these areas may not be as attractive as we anticipate and we could incur material impairments of undeveloped properties and the value of our undeveloped acreage could decline in the future, which could have a material adverse effect on our business and results of operations.

Drilling for and producing oil and gas are high-risk activities with many uncertainties that we cannot control.

Our success will depend on the results of the exploration, development and production activities on our properties, and the properties that we may acquire.  Oil and gas exploration, development and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or gas production.  Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or inaccurate or subject to varying interpretations or uncertainty.  Costs of drilling, completing and operating wells are often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Furthermore, many factors may curtail, delay or cancel drilling, and such work stoppage may not be covered by our insurance, including:

•                              unexpected drilling conditions;

•                              pressure or irregularities in geological formations;

•                              equipment failures or accidents;

•                              title problems;

•                              shortages of or delays in obtaining drilling equipment, services and supplies and qualified personnel;

•                              compliance with, or changes in, laws and regulations; and

•                              the availability and timely issuance of required permits and licenses.

Additionally, because substantially all of our operations are conducted through joint venture partners, we exercise little to no control over decisions and actions that could abate such risks.  Increases in the costs of the drilling operations on our properties due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations.

Our estimates of oil and natural gas reserves involve inherent uncertainty, which could materially affect the quantity and value of our reported reserves and our financial condition.

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

As such, investors should not place undue reliance on these estimates.  Reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of oil and gas.  In addition, different reserve engineers may make different estimates of reserves and cash flows based on the same available data.  Because of our smaller volume of reserves compared to our competitors, revisions in reserve estimate and future cash flows have a greater chance of being material to us.

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

We may be unable to acquire or develop additional reserves, which would reduce our revenues and access to capital.

Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  Decline rates are typically greatest early in the productive life of a well.  Estimates of the decline rate of an oil or gas wells, and those in shale formations, in particular, are inherently imprecise, and are less precise with respect to new or emerging oil and gas formations with limited production histories than for more developed formations with established production histories.  Production on our properties and the reserves that may be recovered from wells on our properties will change if production from existing wells on our properties declines in a different manner than we or our joint venture parties have estimated.  Thus, our future oil and gas reserves and production and, therefore, our future cash flow and results of operations, are highly dependent upon the success in efficiently developing and exploiting our current properties and economically finding or acquiring additional recoverable reserves.  We may not be able to find or acquire additional reserves or future production at acceptable costs.  If we are unable to replace our current or future production, our cash flows and the value of our reserves may decrease, and have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to raise the funds necessary to purchase the Senior Secured Notes and the Convertible Notes upon a fundamental change.

Holders of the Senior Secured Notes and the Convertible Notes will have the right to require us to purchase the notes upon the occurrence of a fundamental change at 101% and 100%, respectively, of their principal amount plus accrued and unpaid interest.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of tendered Senior Secured Notes or Convertible Notes.  In addition, our ability to purchase the Senior Secured Notes and Convertible Notes may be limited by law, by regulatory authority or by the agreements governing our then current and future indebtedness.  Our failure to purchase tendered Senior Secured Notes and Convertible Notes at a time when the purchase is required by the terms of the Senior Secured Notes or Convertible Notes would constitute a default under those notes.  A default under those notes or the fundamental change itself could also lead to a default or require a prepayment under, or result in the acceleration of the maturity or purchase of, our existing or future other indebtedness.  The requirement that we offer to purchase the Senior Secured Notes and Convertible Notes upon a fundamental change is limited to the transactions specified in the definition of a fundamental change, which definition may differ from the definition of a fundamental change or change of control in the agreements governing our existing or future other indebtedness.  If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Senior Secured Notes and the Convertible Notes.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2013, we had gross U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $88.2 million, which may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable.  Use of NOLs, however, may be limited if we undergo an ownership change.  Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period.  If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service.  In the event of an ownership change, NOLs can be used to offset taxable income for years within a carryforward period subject to the Section 382 limitation.  Any excess NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period.  Whether or not an ownership change occurs, the carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred.  If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost.  Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there is another ownership change after the new NOLs arise).

The unavailability or high cost of drilling rigs, equipment, raw materials, supplies, personnel and oil field services could materially adversely affect exploration and development on our properties.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, raw materials (particularly sand, cement and other proppants), supplies or qualified personnel.  During these periods, the costs and delivery times of rigs, equipment, raw materials and supplies are substantially greater.  In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases.  If oil and gas prices increase in the future, increasing levels of exploration, development and production could result in response to these stronger prices, and as a result, the demand and the costs of oilfield services, drilling rigs, raw materials, supplies and equipment could increase, while the quality of these services and supplies may suffer.  In addition, our exploration, development and production operations also require local access to large quantities of water supplies and disposal services for produced water in connection with our hydraulic fracture stimulations due to prohibitive transportation costs.  Existing shortages of drilling rig service providers for pressure pumping and other services required for well completion in the Eagle Ford trend have previously delayed certain of our development and production operations and caused us to incur additional expenditures that were in excess of those provided for in our capital budget.  We cannot determine the magnitude or length of these shortages or future shortages or price increases, which could have a material adverse effect on its business, cash flows, financial condition or results of operations.  In addition, shortages and price increases could restrict our ability to drill wells and conduct ordinary operations.

We are concentrated in one geographic area, which increases our exposure to many of the risks enumerated herein.

Currently, ZaZa’s operations are highly concentrated in Texas.  This concentration increases the potential impact that many of the risks stated herein may have upon our ability to perform.  For example, we have greater exposure to regulatory actions impacting Texas, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets.

Drilling is a high-risk activity that could result in substantial losses for us, including liabilities under environmental laws, for which we may not be insured.

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

Any of these operating hazards could cause damage to properties, serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages, which could expose us to liabilities, including strict liability, either directly or proportionately through our joint ventures.  Even in the ordinary course, our operations result in the use, generation, handling and disposal of regulated wastes, petroleum hydrocarbons and other potentially hazardous materials.  There is a risk of our incurring environmental costs and liabilities, or a proportionate share of such liabilities in our joint venture operations, due to the environmental risks inherent in oil and gas drilling and production activities.  The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition or could result in a loss of our properties.

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

Potential legislative and regulatory actions affecting our industry could increase our costs, reduce revenues from natural gas and oil sales, reduce our liquidity or otherwise alter the way we conduct our business.

The activities of exploration and production companies operating in the U.S. are subject to extensive regulation at the federal, state and local levels. Many laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. These laws and regulations have increased the costs of planning, designing, drilling, installing and operating natural gas and oil facilities.  The environmental laws and regulations that govern our operations have become increasingly more stringent and now cover a broader range of our operations.  Increased scrutiny of our industry by federal, state and local environmental authorities, as well as more stringent regulations, have the potential to materially increase our costs of doing business or subject us or our joint venture partners to potentially significant fines and penalties for non-compliance. Changes to all such existing laws and regulations or new laws and regulations such as those described below could, if adopted, have an adverse effect on our business.

Taxation of Independent Producers

Recently, the President and certain members of Congress have proposed changes in the income tax code to eliminate certain U.S. federal income tax deductions and credits currently available to oil and gas exploration and production companies.  Such proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  These proposals would potentially increase and accelerate the payment of federal income taxes of independent producers of natural gas and oil.

OTC Derivatives Regulation

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains measures aimed at migrating over-the-counter (“OTC”) derivative markets to exchange-traded and cleared markets. Certain companies that use derivatives to hedge commercial risk, referred to as end-users, are permitted to continue to use OTC derivatives under newly adopted regulations. We have not historically entered into hedging transactions.  If we choose to do so, we will be required to comply with certain reporting, recordkeeping, clearing and trade execution requirements (or to take steps to qualify for exemptions, as applicable, to such requirements) that are set forth in the new legislation.  In addition, new regulations may also require us to comply with margin requirements in connection with our entry into derivatives that are not otherwise cleared on a central clearinghouse, although these margin regulations are not finalized and their application to us is uncertain at this time.  Such new regulatory requirements may increase our costs and decrease our profitability.  Moreover, our counterparties may also be required to post margin on our transactions and comply with minimum capital requirements, which could result in additional costs being passed on to us, thereby negatively affecting our business, results of operations and financial condition.  Other aspects of the Dodd-Frank Act still remain to be finalized, and the Commodities Futures Trading Commission (“CFTC”) recently has temporarily delayed the compliance dates for a number of the regulations already finalized.  As a result, at this time it is not possible to predict with certainty the full effects of the Dodd-Frank Act and the related CFTC rules on us and the timing of such effects.

Climate Change

Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require some oil and gas exploration and production companies to establish and report an inventory of greenhouse gas emissions and they continue to propose more stringent or more broadly applicable requirements in this regard.  Other legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas and oil sold from our properties. The potential increase in our operating costs could result from new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for natural gas and oil.  In addition, scientific studies suggest that stronger storms may occur in areas where we operate in the future due to changing climate patterns.  Adverse weather events have the potential to disrupt operations and cause physical damage to our assets and operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves.

Hydraulic fracturing impacts and practices have been the subject of a number of governmental and private studies.  The EPA is conducting an investigation of hydraulic fracturing practices and expects to issue its draft report in 2014.  In April 2012, the Department of Interior, the Department of Energy and the Environmental Protection Agency issued a memorandum outlining the multi-agency collaboration on unconventional oil and gas research in response to the White House Blueprint for a Secure Energy Future and the recommendation of the Secretary of Energy Advisory Board Subcommittee on Natural Gas.  In May 2013, the Department of Interior proposed new regulations governing hydraulic fracturing on federal and Indian lands.  These ongoing studies and proposed rules could lead to initiatives to further regulate hydraulic fracturing, including work done on private lands.  Additional requirements could be imposed, including permitting requirements, financial assurances, public disclosure obligations, monitoring and reporting requirements.  New requirements could increase operating costs and any disclosure requirements could increase the possibility of third-party or governmental legal challenges to hydraulic fracturing.

The EPA has also begun to assert regulatory authority over certain aspects of hydraulic fracturing.  Recently, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program (“UIC”), and has proposed UIC permitting guidance for hydraulic fracturing activities that use diesel fuel in fracturing fluids.  In addition, the EPA has issued new emission standards to reduce VOC emissions from oil and gas exploration and production operations including specific limitations for emissions associated with hydraulic fracturing.  In particular, hydraulically fractured gas wells must comply with reduced emission completion (“REC”) techniques by January 1, 2015.  Further, the agency has announced that one of its enforcement initiatives for its 2011 to 2013 fiscal years would be to focus on environmental compliance by the energy extraction sector.  Finally, on October 20, 2011, the EPA announced its plan to propose pretreatment standards for wastewater generated during the hydraulic fracturing process and is also contemplating updated water quality criteria (planned for summer of 2014) for chlorides.  These governmental studies of hydraulic fracturing impacts and practices and the EPA’s regulatory and enforcement initiatives could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.  Congress has also considered bills which, if enacted, would repeal an exemption in the federal Safe Drinking Water Act for the underground injection of hydraulic fracturing fluids near drinking water sources and could result in additional regulatory burdens, such as permitting, construction, financial assurance, monitoring, recordkeeping and plugging and abandonment requirements.

If hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, fracturing activities could become subject to additional permitting requirements and also to attendant permitting delays and potential increases in costs.  If such permitting requirements delays drilling activity on our properties, our ability to present reserves, and once presented, book reserves, will be delayed as well.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations as well as possible restrictions on certain air pollutants, such as methane.  For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  Colorado recently proposed new air quality standards for methane emissions from oil and gas exploration operations.  Texas recently passed a law requiring public disclosure of certain information about chemicals used in the hydraulic fracturing process, and the Railroad Commission of Texas has adopted rules setting forth requirements for such public disclosure.  In addition, the Texas Commission on Environmental Quality recently adopted more stringent air emission and permitting requirements for oil and gas exploration operations in the Barnett Shale.  More stringent air emissions and permitting requirements, as well as wastewater discharge limitations, may be imposed on the areas in which we operate sometime in the future.  These regulations, if adopted, would affect our operations, increase our costs of exploration and production and limit the quantity of oil and gas that we or our joint ventures can economically produce.  A major risk inherent in drilling plans for our properties is the need to obtain drilling permits from state and local authorities on a timely basis following leasing.  In addition to the imposition of more stringent regulations at the state and federal level, certain local authorities have passed or are considering moratoria on oil and gas drilling and restrictions on hydraulic fracturing.  Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore or develop its properties.  Additionally, the oil and gas regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, materially adversely affect our profitability.  Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

The marketability of our production is dependent upon gathering, transportation, and processing facilities over which we may have little or no control.

The marketing of oil and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets.  If there were insufficient capacity available on these systems, or if these systems were unavailable to us, the price offered for our production could be significantly depressed, or we could be forced to shut-in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while we construct our own facility.  We also rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit and sell our oil and gas production.  Our plans to develop our oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transmission, storage or processing facilities to us, especially in areas of planned expansion where such facilities do not currently exist.

If the amount of oil, gas or condensate being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems currently available in our operating areas, it will be necessary for new transportation pipelines and gathering systems to be built.  Or, in the case of oil and condensate, it will be necessary for us to rely more heavily on trucks to transport our production, which is more expensive and less efficient than transportation by pipeline.  The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions and the availability and cost of capital.  In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines.  In such event, costs to transport our production may increase materially or we might have to shut-in its wells awaiting a pipeline connection or capacity and/or sell our production at much lower prices than market or than we currently project, all of which would materially adversely affect our results of operation.

Additionally, we do not own all of the land on which gathering and treating systems for our production have been constructed, and we are therefore subject to the possibility of increased costs to retain necessary land use.

ZaZa obtains the rights to construct and operate our gathering and treating systems on land owned by third parties and governmental agencies for a specific period of time.  Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

We are a relatively small company and therefore may not be able to compete effectively.

Compared to many of our competitors in the oil and gas industry, we are a small company.  We face difficulties in competing with larger companies.  The costs of doing business in the exploration and production industry, including such costs as those required to explore new oil and natural gas plays, to acquire new acreage, and to develop attractive oil and natural gas projects, are significant.  We face intense competition in all areas of our business from companies with greater and more productive assets, substantially larger staffs, and greater financial and operating resources than we have.  Our limited size has placed us at a disadvantage with respect to funding our operating costs, and means that we are more vulnerable to commodity price volatility and overall industry cycles, are less able to absorb the burden of changes in laws and regulations, and that poor results in any single exploration, development, or production play can have a disproportionately negative impact on us.

We also compete for people, including experienced geologists, geophysicists, engineers, and other professionals.  Our limited size has placed us at a disadvantage with respect to attracting and retaining management and other professionals with the technical abilities necessary to successfully operate our business.  While we have entered into employment arrangements with certain of our senior executives, and while a number of consultants have consulting agreements with us, there can be no assurances that any of them will remain with us.

Our property acquisition strategy could fail or present unanticipated problems for our business in the future.

Our growth strategy includes acquiring oil and gas properties depending on the availability of capital.  We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully.  Furthermore, acquisitions involve a number of risks, including:

•                              diversion of management’s attention from our daily operations;

•                              an increase in our expenses and working capital requirements;

•                              uncertainties in the validity of our assumptions about reserves, future production, revenues, capital expenditures, and operating costs, including synergies;

•                              a decrease in our liquidity as a result of using a significant portion of our available cash or borrowing capacity, if any, to finance acquisitions;

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

Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully access their deficiencies and potential.  Inspections may not always be performed on every lease or well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

The availability of sources of water is crucial to conduct hydraulic fracturing.  Approximately 80,000-100,000 gallons of water are necessary for drilling and completing one well with hydraulic fracturing in Texas.  In recent years Texas has experienced severe droughts that have limited the water supplies that are necessary to conduct hydraulic fracturing.  We can make no assurances that sufficient water resources will be available in the short or long term to carry out our current activities.

Hedging activities may require us to make significant payments that are not offset by sales of production and may prevent us from benefiting from increases in oil prices.

We have not historically entered into hedging transactions.  However, we may in the future enter into various hedging transactions for a portion of our production in an attempt to reduce our exposure to the volatility of oil prices.  In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged.  If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged.  In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge.  Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production.  Hedging also could prevent us from receiving the full advantage of increases in oil prices above the fixed amount specified in the hedge.

Risks Related to the Ownership of Our Common Stock

An active public market for our common stock may not be sustained.

Prior to the completion of the Combination, no public market existed for the shares of our common stock.  Although our shares of common stock are listed on the Nasdaq Capital Market, an active public market for our common stock may not be sustained, which could affect the ability to sell, or depress the market price of, our common stock.  We are unable to predict whether an active trading market for our common stock will be sustained.

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

•                              our failure to meet projections in production and revenue;

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

There can be no assurance that the price of our common stock will not fluctuate or decline significantly.  The stock market in recent years has experienced considerable price and volume fluctuations that has often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance.  The market prices of stock in exploration stage companies have been especially volatile.  In addition, price volatility might be worse if the trading volume of shares of the common stock is low.  Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock declines significantly, which may cause our to incur substantial costs and could divert the time and attention of our management.

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

We are an emerging growth company and reduced disclosure requirements associated with this status could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and an exemption from obtaining an auditor’s attestation on internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act.  In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies or smaller reporting companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company.  We may remain an emerging growth company and elect to take advantage of associated exemptions until the earlier of (a) the end of a fiscal year in which our annual revenues exceed $1 billion; (b) the date on which we have, during a three-year period, issued more than $1 billion in non-convertible debt; (c) the date on which we qualify as a large accelerated filer and (d) December 31, 2017.  Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to companies that are not emerging growth companies but any such election to opt out is irrevocable.  We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make it difficult to compare our financial statements with those of other public companies.

The majority of our common stock is owned by the ZaZa Founders, whose interests may not be aligned with the interests of other stockholders.

As of December 31, 2013 approximately 61% of our common stock is owned directly or indirectly by the ZaZa Founders.  Under a stockholders’ agreement between the Company and the ZaZa LLC Members entered into in connection with the Combination (the “Stockholders’ Agreement”), the ZaZa Founders, during the period ending on February 21, 2015, are entitled to designate a proportional number of directors to the Board (but not more than seven) based upon the ZaZa Founders’ (and their permitted transferees’) percentage ownership of ZaZa.

The remaining directors of ZaZa will be nominated by a nominating committee consisting of two directors selected by the designees on the Board that were selected by Toreador prior to the closing of the Combination (and their successors) and one independent director selected by the ZaZa Founders.  Until February 21, 2015, the ZaZa Founders will be required to vote their shares in favor of the nominees of the nominating committee.  However, after February 21, 2015, there will be no limitation on the number of directors of ZaZa that the ZaZa Founders may nominate and elect and, as such, they may be able to nominate and elect the entire Board and remove any directors, including directors who were Toreador designees or nominated by the Board’s nominating committee.  In addition, as a result of their share ownership in ZaZa, the ZaZa Founders will be able to control all matters requiring approval by ZaZa stockholders, including, but not limited to:  mergers, consolidations or acquisitions; the sale of all or substantially all of ZaZa’s assets and other decisions affecting ZaZa’s capital structure; the amendment of ZaZa’s certificate of incorporation and bylaws, and ZaZa’s liquidation, winding up and dissolution.

Additionally, under the Stockholders’ Agreement, the ZaZa Founders are subject to a standstill period that expires on February 21, 2015.  Once the stand-still period ends, there will be no contractual restriction on the ZaZa Founders’ ability to purchase additional shares of our common stock or take us private on terms that may not be favorable to the other stockholders of ZaZa.  The interests of the ZaZa Founders may not be aligned with the interests of the other stockholders.  This concentration of share ownership may have a material adverse effect on the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

The ZaZa Founders have economic interests in our properties and their interests may not be aligned with the interests of us.

The ZaZa Founders are board members and collectively, beneficially own approximately 61% of our common stock as of December 31, 2013.  In addition to their interests as equity owners, each of these individuals also has a direct or indirect overriding royalty interest relating to certain of our properties.  These overriding royalty interests generally entitle each of them to one percent of the net revenue interest associated with sales of oil and gas produced from these properties, without any corresponding responsibility for payment of any expenses.

Future sales of our common stock could put a downward pressure on the price of our shares and cause significant dilution.

We have several effective registration statements on file with the SEC that would allow for the sale or resale of substantial amounts of our common stock.  For example, in December 2012, we filed a resale registration statement on Form S-1 for the sale of approximately 32 million shares of our common stock, including approximately 27 million shares of common stock issuable upon exercise of our Warrants.  A substantial majority of those shares remain unsold.  Also, in October 2012, we issued $40 million in aggregate principal amount of our Convertible Notes, which are convertible into 16 million shares of our common stock that may generally be sold by non-affiliates without restriction pursuant to Rule 144 under the Securities Act.  Finally, the ZaZa Founders have demand and piggyback registration rights pursuant to the Stockholders’ Agreement with respect to their shares of common stock held.  The possibility that substantial amounts of our outstanding common stock may be sold by such holders, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future.  In addition, this selling activity could cause significant dilution, decrease the level of public interest in our common stock, inhibit buying activity that might otherwise help support the market price of our common stock, and prevent possible upward price movements in our common stock.

Upon the expiration of the non-competition agreements and under certain other circumstances, the ZaZa Founders will be able to directly compete with ZaZa.

On August 9, 2011, each of the ZaZa Founders entered into a separate non-competition agreement with ZaZa.  The non-competition agreements provide that each of the ZaZa Founders and his controlled affiliates may not engage in, carry on or assist any oil or gas business in specified areas in the Eagle Ford and Eaglebine trends in Texas and the Paris Basin in France or acquire oil and gas interests in, or acquire interests in any businesses with oil and gas interests in, those specified areas, subject to certain exceptions.  The ZaZa Founders also agreed not to advise, request, induce, attempt to induce or otherwise divert any customer, supplier, licensee or other business relation of ZaZa and its present and future subsidiaries, and further agreed not to materially curtail, limit or cease doing business with any such entities or materially interfere with the customer, supplier and other business relationships of, or oil and gas interests or the businesses of, ZaZa, and its present and future subsidiaries.  The non-competition agreement with each ZaZa Founder lasts only until the later of the termination of the ZaZa Founder’s employment with ZaZa or February 21, 2015.

In addition, the non-competition agreements do not apply to any opportunity in which the ZaZa Founders would be prohibited from participating, if such opportunity is first offered to ZaZa and a majority of the full board of directors of ZaZa, including a majority of the disinterested directors, declines to pursue such opportunity, or a majority of the disinterested directors fails to make a determination as to whether ZaZa will pursue such opportunity within ten business days following such offer.  Upon the expiration of the non-competition agreements, or during the term of the non-competition agreements if the ZaZa board of directors declines or fails to determine whether to pursue a corporate opportunity within ten business days, the ZaZa Founders will be free to pursue competitive activities or such corporate opportunities, which could create conflicts of interest and limit ZaZa’s ability to acquire additional assets or pursue its businesses and could have a material adverse effect on us.

We are a “controlled company” within the meaning of the NASDAQ rules and qualify for, and may rely on, exemptions from certain corporate governance standards.

The ZaZa Founders beneficially own approximately 61% of the outstanding voting power of our capital stock as of December 31, 2013.  Accordingly, the ZaZa Founders will have the ability to elect our board of directors and thereby control the management and affairs of ZaZa.  Therefore, we are deemed to be a “controlled company” for purposes of Nasdaq Rule 5615(c)(2).  Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect to be exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, and that (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised of independent directors.

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

ITEM 2.  LEGAL PROCEEDINGS

FLMK/Emerald Leasing Claims

On August 9, 2012, ZaZa LLC filed a lawsuit in Harris County District Court against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties.  ZaZa paid certain of these brokers for approximately 3,924 acres of leases which the brokers have not delivered to the Company.

Additionally, there are net lease acreage shortages for which ZaZa has made a claim.  The relief sought by ZaZa includes economic damages, exemplary damages and reasonable attorney’s fees.  Certain of the defendants have settled, and ZaZa continues to pursue its claims against the remaining defendants, which include Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Heroux & Helton PLLC, W&L Holdings, LLC, Rock Leasing, LLC, Nwk Resources, LLC, and Hlk Acquisitions, LLC.

Sankalp Americas, Inc. Casing Collar Failure

On March 13, 2013, ZaZa LLC filed a lawsuit in Harris County District Court against Sankalp Americas, Inc. (“Sankalp”).  The dispute arose due to the catastrophic loss of a 17,000 plus foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas (the “Stingray well”).  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover its economic damages and court costs from Sankalp for its substantial losses caused by such failure.  The case is set for trial in the fourth quarter of 2014.

Other

From time to time, we are named as a defendant in other legal and regulatory proceedings arising in the normal course of business.  In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 3.  MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SHARES

Our common stock is listed on the NASDAQ Capital Market and commenced trading on February 22, 2012 under the ticker symbol “ZAZA.”  Prior to that date, there was no public market for our common stock.

As of February 28, 2014, there were approximately 127 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ Capital Market based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
2013
First Quarter	$2.25	$1.42
Second Quarter	$1.85	$1.17
Third Quarter	$1.34	$0.78
Fourth Quarter	$1.45	$0.90

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements as of December 31, 2013:

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	—	$—	3,879,179
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	3,879,179

Comparative Stock Performance

The following chart compares the yearly percentage change in the cumulative total stockholder return on our Common Stock during the two years ended December 31, 2013 with the cumulative total return of the Dow Jones U.S. Exploration and Production Index and S&P 600 Small Cap Index.  The comparison assumes $100 was invested on February 21, 2012 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.  We paid no dividends on our Common Stock during such period.

	ZaZa	DJ US E&P Index	S&P 600 Small Cap
February 21, 2012	$100.00	$100.00	$100.00
March 31, 2012	$90.15	$100.25	$100.98
June 30, 2012	$86.87	$74.97	$97.05
September 30, 2012	$57.34	$77.31	$101.97
December 31, 2012	$39.58	$80.81	$103.84
March 31, 2013	$35.14	$70.24	$115.78
June 30, 2013	$23.17	$53.82	$119.95
September 30, 2013	$22.01	$59.71	$132.42
December 31, 2013	$18.53	$39.23	$145.01

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is summarized from ZaZa’s results of operations for the years ended December 31, 2013, 2012, 2011 and 2010, as well as selected balance sheet data of ZaZa as of December 31, 2013, 2012, 2011, and 2010 and should be read in conjunction with the related financial statements and the notes thereto.

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Operating results:
Revenues and other income	$8,874	$205,152 *	$17,574	$10,495
Operating costs and expenses	115,255	130,882	20,042	3,977
Operating income (loss)	(106,381)	74,270	(2,468)	6,518
Other income (expense)	8,933	(45,406)	(264)	(2)
Income (loss) from continuing operations before income taxes	(97,448)	28,864	(2,732)	6,516
Income tax expense (benefit)	(32,985)	82,920	123	74
Income (loss) from continuing operations	(64,463)	(54,056)	(2,855)	6,442
Income (loss) from discontinued operations, net of tax	(3,102)	(52,171)	—	—
Net income (loss)	$(67,565)	$(106,227)	$(2,855)	$6,442

	Year Ended December 31,
	2013	2012	2011	2010
	(In thousands)
Balance Sheet data:
Working capital (deficit)**	$9,543	$(26,525)	$(15,878)	$368
Oil and gas properties, net	46,051	148,776	16,856	6,200
Total assets	87,542	223,113	70,006	31,727
Total debt ***	88,256	96,275	8,000	3,000
Stockholders’ or Members’ equity (deficit)	(60,994)	1,648	2,939	7,295

Cash Flow data:
Net cash provided by (used in) operating activities	$(33,452)	$(123,815)	$2,975	$20,316
Capital expenditures on oil and gas properties	47,375	53,789	10,667	6,436

*                 Includes $195.6 million related to the gain on termination of Hess agreements, see “Results of operations”.

**          Defined as current assets less current liabilities.

***   Amounts are net of debt discounts of $15.7 million, $24.3 million, zero, and zero for 2013, 2012, 2011, and 2010 respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.  In addition to historical financial information, the following management’s discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A.  Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are an independent oil and gas company focused on the exploration and production of unconventional oil and gas assets.  Our principal operations are currently conducted through joint ventures in certain key oil and natural gas areas within Texas.

Our primary strategy focuses on the exploitation and development of our shale resource plays, while continuing to evaluate complementary acquisitions that meet our strategic and financial objectives.  We plan to carry out this strategy by focusing on being a “First Mover” in new shale trends, leveraging our technical expertise in evaluating and identifying new assets, using joint ventures when necessary to reduce our operating costs and risks and by maintaining financial flexibility.  For the year ended December 31, 2013, we had:

•                              revenues and other income from continuing operations of $8.9 million;

•                              operating costs of continuing operations of $115.3 million;

•                              net loss from continuing operations of $64.5 million; and

•                              production of 131.3 MBOE.

At December 31, 2013, we had:

•                              cash and cash equivalents of $15.2 million;

•                              a current ratio (current assets/current liabilities) of 1.46 to 1.0; and

•                              proved reserves of 687 MBOE.

Results of Operations

Our results of operations include the results of our accounting predecessor ZaZa LLC from January 1, 2012 through February 20, 2012 and all of our subsidiaries excluding ZaZa Energy France SAS, which was sold on December 21, 2012 and is presented as discontinued operations.  The discussion below relates to our continuing corporate activities and oil and gas exploration and production operations, and excludes discontinued operations.

The following table presents our production and average prices obtained for our production for the years ended December 31, 2013 and 2012.  The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

	2013	2012
Production:
Oil (Bbls):	89,543	97,598
Gas (Mcf):	250,315	162,213
Equivalents (BOE):	131,262	124,634

Average Price:
Oil ($/Bbl):	$89.04	$93.73
Gas($/Mcf):	$3.60	$2.68

The following tables present our production data for the referenced geographic areas for the periods indicated:

	For the Year Ended December 31, 2013
	Gas (Mcf)	Oil (Bbls)	Equivalent (BOE)
South Texas	137,754	62,409	85,368
East Texas	112,561	27,134	45,895
Total	250,315	89,543	131,263

	For the Year Ended December 31, 2012
	Gas (Mcf)	Oil (Bbls)	Equivalent (BOE)
South Texas	162,213	97,598	124,634
East Texas	—	—	—
Total	162,213	97,598	124,634

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the year ended December 31, 2013 was $8.9 million (of which $8.0 million was oil and $0.9 million was gas), compared to $9.6 million (of which $9.1 million was oil and $0.5 million was gas) for the year ended December 31, 2012.  This decrease is primarily due to a decrease in production due to the loss of revenues from the transfer of 4,490 net acres in South Texas (the “Cotulla properties”) to Hess pursuant to the Hess settlement ($5.1 million), partially offset by test production of one South Texas well that began in February 2013 ($0.7 million), and an increase from the Moulton acreage until its disposition ($1.0 million).  In 2013 East Texas revenue increased ($2.7 million) due to two wells that were drilled, in which ZaZa sold a majority interest while retaining a non-operated interest, and ZaZa was assigned non-operated interests in 27 wells per our agreement with our counterparty in the East Texas joint venture.

Other income

Other income for the years ended December 31, 2013 and 2012 was nil and $195.6 million respectively.  Other income for the year ended December 31, 2012 relates to the gain on the termination of the agreements with Hess and the division of assets.  The gain of $195.6 million consisted of a step up to oil and gas property to fair value of $117 million, cash of $84 million and a write off of $5.4 million in working capital.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated:

	2013	2012
South Texas	$1,250	$3,582
East Texas	877	20
Total	$2,127	$3,602

Lease operating expense

Lease operating expense was $2.1 million, or $16.20 per BOE produced, for the year ended December 31, 2013, compared to $3.6 million, or $28.90 per BOE produced, for the year ended December 31, 2012.  This decrease is primarily due to the exclusion of the Cotulla properties of $1.5 million (as a result of the Hess settlement) and the reduction of expense, $0.9 million, in the remaining South Texas wells.  This decrease was partially offset by an increase in East Texas expense of $0.9 million.

Exploration expense

Exploration expense for the year ended December 31, 2013, was zero compared to $12.9 million for the year-ended December 31, 2012.  Exploration expense for the year ended December 31, 2012 was due to the unsuccessful horizontal portion of the Stingray well in 2012.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the year ended December 31, 2013 was $3.6 million compared to $6.6 million for the year ended December 31, 2012.  These decreases are primarily due to lower depletion rates in 2013 as compared to prior year.

Impairment of oil and gas properties

For the year ended December 31, 2013, we impaired non-producing leasehold costs by $66.6 million, producing oil and gas properties by $37.8 million and inventory by $0.2 million for a total impairment of $104.6 million.

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million. Included in the $93.1 million impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas property impairments of $36.2 million.  The impairments of producing oil and gas properties relate to one well in South Texas and two wells in East Texas.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million and we wrote down the carrying value of our inventory by $0.2 million, resulting in pretax impairment charges of $9.2 million. The impairment of non-producing leasehold costs in the third quarter of 2013 was triggered by lease expirations in several prospects in South Texas.

In the fourth quarter of 2013, non-producing leasehold costs with carrying values of $1.3 million were written down to their fair values of $0.8 million, resulting in pretax impairment charges of $0.5 million. The impairment of non-producing leasehold costs were triggered by lease expirations in our Sweet Home Prospect.  Additionally, oil and gas properties with carrying values of $2.0 million were written down to their fair values of $0.3 million, resulting in pretax impairment charges of $1.7 million.  The impairment of producing oil and gas properties relate to three wells in South Texas.

For the year ended December 31, 2012, producing oil and gas properties with a carrying value of $59.2 million were written down to their fair value of $51.7 million and non-producing leasehold cost totaling $2.3 million were written off resulting in a total impairment charge of $9.8. The write-off of non-producing leasehold costs were triggered by lease expirations in several prospects in South Texas.

General and administrative

General and administrative expense for the year ended December 31, 2013 totaled $29.4 million, compared to $97.9 million for the same period in 2012.  In 2013, we reduced our cost structure and lowered our G&A expenses in part by reducing our headcount by 67%.  The year-over-year decrease in G&A was due to lower costs in 2013 for severance of $3.5 million, stock based compensation of $6.8 million, taxes paid on stock-based compensation of $4.0 million, professional consulting fees of $5.1 million and a decrease in Toreador G&A expense of $15.2 million.  Furthermore, in connection with the Combination in 2012, we paid $9.8 million in legal and advisory fees, $4.8 million to four executives of ZaZa LLC pursuant to the net profit agreements between ZaZa LLC and each such executive, deferred compensation of $10.8 million and bonuses of $6.7 million, respectively, to ZaZa LLC Members.  Costs of being a public company increased attorney fees by $3.7 million and director fees of $0.7 million in 2012 versus 2013.  Additionally, during the year ended December 31, 2012, G&A expense was offset by $2.8 million for reimbursements made under the terms of the Hess joint venture for expenses related to lease acquisition costs.

Gain on asset divestitures

Gain on asset divestitures for the years ended December 31, 2013 and 2012 is $24.4 million and zero, respectively. The $24.4 million gain includes a gain of $25.3 million related to asset divestments in East Texas in the fourth quarter partially offset by a $0.5 million loss related to the sale of our Moulton assets in South Texas. The gain of $25.3 million is primarily driven by our low costs basis in non-producing leasehold transferred to our East Texas joint venture partner.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the year ended December 31, 2013 totaled $16.6 million.  The loss primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting.  It resulted in a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  The remaining $1.5 million are associated with penalties on the prepayment of principal on our Senior Secured Notes in 2013.

For the year ended December 31, 2012, we recorded a loss on the extinguishment of debt of $28.0 million.  The loss consisted of $5.2 million of penalties on the prepayment of principal on our Senior Secured Notes, and $22.8 million from the write off of issuance costs and original issuance discount.

Interest expense, net

The following table presents details of net interest expense for the periods indicated:

	Year Ended December 31, (in thousands)
	2013	2012
Interest expense on Senior Secured Notes	$2,377	$5,838
Interest expense on Convertible Senior Notes	3,600	690
Interest expense on Subordinated Notes	3,786	3,308
Interest expense on revolving credit line	—	45
Interest expense on ZaZa LLC Members’ notes	—	50
Amortization of issuance costs on Senior Secured Notes	58	454
Amortization original issuance discount on Senior Secured Notes	1,817	3,986
Amortization of issuance costs on Convertible Senior Notes	373	82
Amortization original issuance discount on Convertible Senior Notes	2,660	480
Other interest (income) expense	(56)	335
Capitalized interest	(346)	(563)
Total interest expense, net	$14,269	$14,705

Gain (loss) on valuation of warrants and embedded derivatives

For the year ended December 31, 2013, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $23.4 million and a gain in fair value of embedded derivatives associated with our Convertible Senior Notes of $16.4 million.  The variances are mainly a result of fluctuations in our stock price since the initial valuation at issuance.

For the year ended December 31, 2012, we recorded a gain in fair value of warrants associated with our Senior Secured Notes of $5.6 million and a loss in fair value of embedded derivatives associated with our Convertible Senior Notes of $8.2 million.  The variances are mainly a result of fluctuations in our stock price since the initial valuation at issuance.

Income tax expense

Income tax expense related to continuing operations for the year ended December 31, 2013 and 2012 was a benefit of $33.0 million and an expense of $82.9 million, respectively.  The income tax benefit of $33.0 million in 2013 was driven by pre-tax losses primarily as a result of impairments of $104.6 million.  Tax expense of $82.9 million in 2012 was driven by a $37.0 million valuation allowance against net operating losses (“NOLs”), $31.5 million related to amounts that will be repatriated after the divestiture of our foreign operations in 2012 and $10.1 million related to pre-tax book income.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness.  Our primary sources of liquidity are cash generated by operations.  To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetization, or the curtailment of capital expenditures.

This section should be read in conjunction with Note 1 — Basis of Presentation, Note 2 — Going concern, Note 12 — Long-Term Debt and Note 19 — Subsequent events in the Notes to the consolidated financial statements included in this Annual Report.

Liquidity and cash flow

Our independent registered public accounting firm issued their report dated March 27, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.    Our future crude oil and natural gas reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through our joint-ventures in South and East Texas, with activity in any particular area to be a function of market and field economics. Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014.  We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 8 gross (2 net) wells in South Texas and East Texas.  These wells are expected to be drilled and completed by December 31, 2014.

As of December 31, 2013, we had $15.2 million in cash and cash equivalents and $11.5 million in restricted cash.  The restricted cash was released in February 2014 and, together with $1.1 million of cash on hand, used to reduce the principal amount of our Senior Secured Notes to $15.0 million.

Over the next year, we intend to fund approximately $14.6 million in general and administrative expenses and $16.7 million in interest payments. Our planned capital expenditures are limited to $0.4 million as we are carried for 8 gross wells and approximately $3.6 million in lease extensions. Also, on February 6, 2014, we reduced the outstanding principal amount of our Senior Secured Notes by $11.8 million to $15.0 million with previously restricted cash from the Hess escrow and $1.1 million in cash on hand.  We have no further obligations to reduce our debt in the year 2014. Additionally, as further described in Note 19 — Subsequent events, we received approximately $4.7 million in cash from our counterparty in the East Texas joint venture in March 2014.

Beginning with the filing on November 12, 2013 of a universal shelf registration statement on Form S-3, which became effective on February 14, 2014, we initiated several efforts to improve the balance sheet and capital structure of the Company.  As part of this plan and on February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the ZaZa LLC Members and the ZaZa Founders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each ZaZa Founder and the ZaZa LLC Member that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A

Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on refinancing our Senior Secured Notes. If the transactions contemplated by the Subordinated Notes Exchange Agreements are completed, ZaZa would expect to reduce its fiscal year-end level of indebtedness by over 50% from 2013 to 2014.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities to fund our cash needs. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Future capital requirements

We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 8 gross wells (2 net) in South Texas and East Texas.  These wells are expected to be drilled and completed by December 31, 2014. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility.  Restrictions in our Senior Secured Notes may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A.  “Risk Factors” for further information.

Long-Term Debt

As of December 31, 2013, our long-term debt is as follows:

	December 31,
	2013	2012
	(in thousands)
Senior Secured Notes, net of discount(1)	$23,146	$23,647
Convertible Senior Notes, net of discount(2)	27,957	25,298
Subordinated notes(3)	47,330	47,330
Subtotal	98,433	96,275
Less: current portion(4)	(10,177)	(25,298)
Total long-term debt	$88,256	$70,977

(1)         The Senior Secured Notes issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2015 using the effective interest rate method and rate of 19.85%.  Unamortized discount was $3.6 million at December 31, 2013.  On February 6, 2014, the Company used the approximately $11.5 million of restricted cash together with approximately $1.1 million of cash on hand, to prepay a portion of its 8% Senior Secured Notes due 2017 to $15.0 million as further described in Note 19 — Subsequent events.

(2)         The Convertible Senior Notes issuance discount is amortized to the principal amount through maturity on August 21, 2017 using the effective interest rate method and rate of 17.40%.  Unamortized discount was $12.0 million at December 31, 2013.

(3)         On February 24, 2014 the Company agreed to exchange $47.3 million of Subordinated Notes into a combination of shares of ZaZa common stock and a new series of perpetual preferred stock as described in Note 19 — Subsequent events

(4)         We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 and $25.3 million of our Convertible Senior Notes as current as of December 31, 2012.  We were required to reduce the principal amount of our Senior Secured Notes to $15 million by February 21, 2014 pursuant to Amendment No. 5 to the Securities and Purchase Agreement, as defined below.  Accordingly, we classified $10.2 million, consisting of the required pre-payment of principal of $11.8 million minus a discount of $1.6 million, as current.  The Convertible Notes are convertible, at the option of the holder, into shares of the Company’s common stock.  Due to certain limitations under the indenture regarding the Company’s ability to settle the conversion in shares, the debt was classified as current until May 30, 2013.  As of May 30, 2013, shareholder approval of the issuance of common stock in excess of 20% of the outstanding shares allowed us to classify the Convertible Senior Notes as long-term.

8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”)  with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued the Senior Secured Notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants were used for the (i) repayment of the outstanding convertible notes of Toreador, and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017.  Subject to certain adjustments set forth in the SPA, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash. Amendment No. 5 to the Securities Purchase Agreement (“Amendment No. 5”) stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Secured Notes were not prepaid to zero by February 28, 2014. The Senior Secured Notes were $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum. With respect to overdue interest payments or during periods in which an event of default under the SPA has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Secured Notes will increase by 0.5% per annum for certain periods if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants is no longer effective or otherwise becomes unavailable to holders of the Warrants.  In addition, if we authorize the issuance and sale of any equity interests in the Company, we will use our commercially reasonable efforts to offer each Purchaser an opportunity to purchase up to such Purchaser’s pro rata portion of the offered securities on the terms set forth in the SPA.

The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries. To the extent such assets include stock of any foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Senior Secured Notes. The Senior Secured Notes rank senior to all of our other debt and obligations. We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Secured Notes.

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

Because the principal amount of the Senior Secured Notes is $15 million or less, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes, without a make-whole premium on the principal amount of such notes.

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

As of December 31, 2013, the Warrants represented approximately 20% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis.  The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 21, 2012. We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period, and if for each of those 45 consecutive trading days, an average of at least 50,000 shares of common stock are traded per day during such period. The Warrants expire on August 21, 2020.  The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding

The exercise price of the Warrants was initially $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock.  As a result of the anti-dilution adjustments in the Warrants and amendments to the SPA, as of December 31, 2013, the number of outstanding shares of our Common Stock represented by the Warrants has increased to 27,433,244 and the exercise price has been reduced to $1.98 per share.  Until July 22, 2020, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such Warrants to the extent that such receipt would result in the holder becoming a “beneficial owner” (as defined in Section 13(d) of the Exchange Act and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder. The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances. Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrants using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

On June 8, 2012, the ZaZa LLC Members and the ZaZa Founders entered into an Amended and Restated Subordination Agreement, specifying that payments may not be made by the Company under the subordinated notes described below until the paying off of the Company’s “senior debt” (as described therein), which includes the Senior Secured Notes.  Also, on March 28, 2013, the Purchasers, the ZaZa LLC Members and the ZaZa Founders entered into an Amended and Restated Lock-Up Agreement with us,  (the “Lock-Up Agreement”), pursuant to which the Purchasers, ZaZa LLC Members and the ZaZa Founders have agreed to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding. The maximum percentage is determined based on the VWAP of Common Stock for the 10 trading days prior to such determination as follows: 10% for a VWAP of $9.45 per share or less; 15% for a VWAP of $9.45 to $12.59 per share; and 40% for a VWAP of $12.60 per share or more.  The maximum percentage is subject to adjustment for stock splits, combinations, reorganizations reclassifications and similar occurrences.

In anticipation our independent registered public accounting firm including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 – Going concern, on March 14, 2014, the Company entered into Amendment No. 6 to the Securities Purchase Agreement (“Amendment No. 6”), which amended the Securities Purchase Agreement to obtain relief from the “going concern” requirements for the Company’s fiscal year 2013 financial statements consistent with the relief obtained for the 2012 financial statements.

9.00 % Convertible Senior Notes due 2017

On October 22, 2012, the Company successfully completed the issuance and sale of $40,000,000 aggregate principal amount of the Convertible Notes.  The Convertible Notes were sold in a private placement to investors that are qualified institutional buyers and accredited investors (as such terms are defined under the Securities Act), in reliance upon applicable exemptions from registration under Section 4(a)(2) of and Regulation D under the Securities Act pursuant to Note Purchase Agreements, dated October 16, 2012 (collectively, the “Note Purchase Agreements”) among the Company and the several purchasers that are signatories thereto (collectively, the “Convertible Notes Purchasers”).  The Convertible Notes were issued to the Purchasers pursuant to an Indenture, dated October 22, 2012 (the “Convertible Notes Indenture”), among the Company, certain subsidiary guarantors party thereto (the “Convertible Notes Guarantors”), and Wilmington Trust, National Association, as trustee thereunder.  The Convertible Notes were sold to the Convertible Notes Purchasers at a price of $950 for each $1,000 original principal amount thereof, for aggregate gross proceeds of $38.0 million.  The Company used the net proceeds from the offering of the Convertible Notes, after discounts and offering expenses, of approximately $35.2 million to fund drilling capital expenditures and leasehold transactions and for general corporate purposes.

Interest on the Convertible Notes began accruing on October 22, 2012 and the Convertible Notes mature August 1, 2017.  The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2013, and mature on August 1, 2017 unless earlier converted, redeemed or repurchased.

The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company’s common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.  In certain circumstances, after the occurrence of a fundamental change (as defined in the Indenture), the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash all or a portion of such holder’s Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Convertible Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to, with certain exceptions, incur additional indebtedness or guarantees of indebtedness, and to dispose of assets, except under certain conditions and with certain exceptions, including contributions of assets to specified joint venture transactions.  In addition, the terms of the Convertible Notes Indenture require that the Company file all reports customarily filed with the SEC within the time frames required by SEC rules and provide information to permit the trading of the Convertible Notes pursuant to SEC Rule 144A, and that all current and future domestic restricted subsidiaries (as defined in the Convertible Notes Indenture) of the Company, except for immaterial subsidiaries, jointly and severally guarantee the Convertible Notes on a senior unsecured basis.  The Company will be able to designate a restricted subsidiary as an unrestricted subsidiary under specified conditions.

The Company designated its foreign subsidiaries as unrestricted.  These subsidiaries had no business operations as of December 31, 2013 and had assets consisting of $12.4 million of restricted cash and other assets and $19.0 million of intercompany receivables.  These intercompany receivables will be forgiven and treated as a dividend in accordance with lender approval, during 2014, or as soon as commercially possible.

The Convertible Notes Indenture contains customary events of default, including failure to pay interest after a 30 day grace period, failure to pay principal when due, failure to comply with certain covenants, such as the offer to repurchase upon a fundamental change, failure to comply with other covenants after a customary grace period, cross-defaults, judgment defaults and certain bankruptcy events. If an event of default on the Convertible Notes has occurred and is continuing, the principal amount of the Convertible Notes, plus any accrued and unpaid interest, may become immediately due and payable. Upon the occurrence of certain events of default, these amounts automatically become due and payable.

In addition, if the Company elects, the sole remedy for an event of default relating to the Company’s failure to comply with the SEC reporting requirements under the Convertible Notes Indenture will, for the first 90 days after the occurrence of such an event of default, consist exclusively of the right to receive special interest on the Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Convertible Notes.  If the Company elects, such special interest will be payable in the same manner and on the same dates as the stated interest payable on the Convertible Notes.

The Convertible Notes and Conversion Shares have not been registered, nor are required to be registered, under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Subordinated Notes

We issued $47.3 million in Subordinated Notes on February 21, 2012 in connection with the Combination.  The Subordinated Notes accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017. Subject to certain conditions, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on the Subordinated Notes and may prepay the Subordinated Notes at any time. We are required to repay the Subordinated Notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after February 21, 2015.  Interest is due and paid on the last day of each month.  We made regular interest payments on these notes during 2013 and continue to do so.

On February 24, 2014, we entered into the Subordinated Notes Exchange Agreements to exchange the Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.

Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in subordinated notes held by each ZaZa Founder and the ZaZa LLC Member he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share. The exchange of the Subordinated Notes is conditional on refinancing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.

Covenant compliance

We are subject to certain affirmative and negative covenants pursuant to the Senior Secured Notes, including, without limitation, restrictions on our and our subsidiaries’ abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carveouts.  At December 31, 2013, we were in compliance with the covenants under our agreements or received waivers.

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

Related Party Transactions

ZaZa has significant related party transactions as described in Note 16 — Related Party Transactions.

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

Until the dissolution of the Hess joint ventures, the Company also derived its bonus income revenue from a bonus on leasehold amounts that Hess agreed to participate in.  The bonus amount was equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the Exploration and Development Agreement between the Company and Hess and was recognized after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

Successful Efforts Method of Accounting for Oil and Gas Activities

The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting.  Oil and gas lease acquisition costs are capitalized when incurred.  Lease rentals are expensed as incurred.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved reserves.  Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test.  If proved reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether proved reserves have been found when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made.  Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized.  Unproved properties with individually significant acquisition costs are analyzed on a property-by-property basis for any impairment in value.  If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

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

Unit-of-production rates are revised whenever there is an indication of a need, but at least annually.  When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company is required to make judgments, including estimating reserves for potential adverse outcomes regarding tax positions that the Company has taken.  The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three month period ended December 31, 2013, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls apart from the changes described below.  As a new public company, we were exempt from the certain requirements included in the Sarbanes-Oxley Act, specifically management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting and to include an assessment of the effectiveness of the internal control structure and procedures for financial reporting as of the end of the fiscal year.  As of December 31, 2013, we conclude that we have complied with these responsibilities as further described below.

In connection with us establishing and maintaining adequate internal controls, we have remediated both material weaknesses and the significant deficiency that our auditors identified as of December 31, 2012.  Accordingly, as of December 31, 2013, we have not identified any material weaknesses or significant deficiencies.

Management’s Annual Report on Internal Control over Financial Reporting

The management of ZaZa is responsible for establishing and maintaining adequate internal control over financial reporting. ZaZa’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ZaZa’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on this assessment management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under the caption “Directors, Executive Officers and Corporate Governance,” which will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information under the caption “Executive Compensation,” which will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” which will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the caption “Principal Accounting Fees and Services,” which will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.                                      Index to Consolidated Financial Statements

Index to Financial Statements, Report of Independent Registered Public Accounting Firm, Balance Sheets as of December 31, 2013 and 2012, Statements of Operations and Comprehensive Loss and Changes in Stockholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2013 and Notes to the Financial Statements for ZaZa Energy Corporation.

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

ZaZa Energy Corporation 2013 10-K Exhibit List

Exhibit Number	Description

2.1

Agreement and Plan of Merger and Contribution, dated August 9, 2011, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

2.2

Amendment No. 1 to the Agreement and Plan of Merger and Contribution, dated November 10, 2011, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.4 to ZaZa Energy Corporation’s Form S-4/A (333-177264) filed November 21, 2011).

2.3

Amendment No. 2 to the Agreement and Plan of Merger and Contribution, dated February 21, 2012, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

2.4

Contribution Agreement, dated August 9, 2011, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc. and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.2 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

2.5

Amendment No. 1 to the Contribution Agreement, dated November 10, 2011, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc. and ZaZa Energy Corporation, and consented to and agreed to by Toreador Resources Corporation (incorporated by reference to Exhibit 2.4 to ZaZa Energy Corporation’s Form S-4/A (333-177264) filed November 21, 2011).

2.6

Net Profits Interests Contribution Agreement, dated August 9, 2011, by and among the holders of net profits interests of ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.3 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.1

Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

Exhibit Number	Description

4.2

Amendment and Waiver, dated June 8, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3

Waiver and Amendment No. 2, dated July 25, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.4

Waiver and Amendment No. 3, dated October 16, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.5

Amendment No. 4, dated December 17, 2012, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed December 21, 2012).

4.6

Amendment No. 5, dated March 28, 2013, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 10.6 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed May 15, 2013).

4.7

Form of Secured Notes issued pursuant to the Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.8

Form of Warrant to Purchase Shares of Common Stock of ZaZa Energy Corporation, dated February 21, 2012 (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.9

Form of Amended Warrant issued in replacement of warrants originally issued February 21, 2012 to the purchasers under the Securities Purchase Agreement, dated February 21, 2012, as amended (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.10

Common Stock Purchase Warrant issued in replacement of warrants originally issued February 21, 2012 to the purchasers under the Securities Purchase Agreement, dated February 21, 2012, as amended (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed May 15, 2013).

4.11

Form of Registration Rights Letter, dated February 22, 2012, by and among ZaZa Energy Corporation and certain purchasers (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.12

Restricted Stock Agreement, dated September 17, 2012, between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on September 21, 2012).

4.13

Form of Note Purchase Agreement, dated as of October 16, 2012, by and among ZaZa Energy Corporation and purchasers thereunder (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.14

Indenture, dated as of October 22, 2012, by and among ZaZa Energy Corporation, the Guarantors named therein, and Wilmington Trust, National Association, as trustee thereunder (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

Exhibit Number	Description

4.15	Form of 9% Convertible Senior Notes due 2017 of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.16

Form of Restricted Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.17

Form of Restricted Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain consultants of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.18

Form of Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.19

Form of Amendment to Stock Award Agreement, by and between Blackstone Oil and Gas, LLC, Omega Energy, LLC, Lara Energy Inc., and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.20

Restricted Stock Award, dated July 30, 2012, by and among Blackstone Oil & Gas, LLC, Omega Energy LLC, Lara Energy, Inc., and Craig McKenzie (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.21

Form of Director Restricted Stock Award Agreement, by and between ZaZa Energy Corporation and certain directors of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.6 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.22

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain consultants that are former directors of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.7 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.23

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.9 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.24

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain consultants of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.10 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

10.1

Exploration and Development Agreement, Hackberry Creek Project Area, dated March 26, 2010, by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.15 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.2

Exploration and Development Agreement, Eagle Ford Shale Area, dated April 28, 2010, by and between Hess Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.14 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.3

Amendment, dated June 8, 2012, to Exploration and Development Agreement, Eagleford Shale Area dated April 28, 2010, as amended, between ZaZa Energy Corporation and Hess Corporation (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.4

Investment Agreement, dated May 20, 2010, between Toreador Energy France S.C.S. and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador Resources Corporation’s Current Report on Form 8-K filed on May 10, 2010).

10.5

Amendment to the Investment Agreement, dated May 18, 2011, between Toreador Energy France S.C.S. and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.1 to Toreador Resources Corporation’s Current Report on Form 8-K filed on May 23, 2011).

Exhibit Number	Description

10.6

Letter Agreement, dated August 9, 2011, by and among Todd A. Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.7

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Todd A. Brooks, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.17 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.8

Letter Agreement, dated August 9, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.9

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.18 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.10

Letter Agreement, dated August 9, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.9 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.11

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.19 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.12

Stockholders’ Agreement, dated August 9, 2011, by and among ZaZa Energy Corporation, Blackstone Oil & Gas, LLC, Omega Energy Corp. and Lara Energy, Inc. (incorporated by reference to Exhibit 2.4 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

10.13

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.14

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.15

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Gaston L. Kearby (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.16

Amended and Restated Management Agreement, dated November 18, 2011, by and between Sequent Petroleum Management, LLC and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.20 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.17

Form of Indemnity Agreement between ZaZa Energy Corporation and each executive officer and director (incorporated by reference to Exhibit 10.22 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.18

Form of Subordinated Promissory Note, dated February 21, 2012, issued to Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd A. Brooks, John E. Hearn, Jr., and Gaston L. Kearby (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.19

Guaranty Agreement, dated as of February 21, 2012, among ZaZa Holdings Inc., ZaZa Energy, LLC and Toreador Resources Corporation in favor of MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP, the other purchasers of the secured notes and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on February 22, 2012).

10.20

Lock-Up Agreement, dated as of February 21, 2012, by and between the Restricted Stockholders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on February 22, 2012).

Exhibit Number	Description

10.21

Amended and Restated Lock-Up Agreement, dated as of March 28, 2013, by and between the Restricted Stockholders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.22

Collateral Agency Agreement, dated as of February 21, 2012, among U.S. Bank National Association, as collateral agent, and MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP and the other purchasers of secured notes (incorporated by reference to Exhibit 10.19 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23

Subordination Agreement, dated as of February 21, 2012, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc., Todd A. Brooks, John E. Hearn, Jr., and Gaston L. Kearby, U.S. Bank National Association, as collateral agent, the Purchasers of the Notes and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on February 22, 2012).

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

10.27

Participation Agreement, dated March 28, 2012, by and between ZaZa Energy Corporation and Range Texas Production, LLC, a subsidiary of Range Resources Corporation (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.28

Amendment No. 5 to the Participation Agreement, effective as of January 16, 2013 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on January 28, 2013).

10.29

Amendment No. 6 to the Participation Agreement, effective as of March 25, 2013 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.30

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

Exhibit Number	Description

10.33

Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on June 25, 2013).

10.34

First Amendment of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.35

Second Amendment and First Restatement of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.36

Third Amendment and Second Restatement of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.37

Operating Agreement, effective March 1, 2013, by and between EOG Resources, Inc. and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.38

Share Purchase Agreement, dated November 13, 2012, by and between ZaZa France SAS and Vermillion REP SAS (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on November 19, 2012).

10.39

Purchase and Sale Agreement, dated March 22, 2013, by and between ZaZa Energy, LLC and BEP Moulton, LLC (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.40

Sale and Purchase Agreement, dated June 28, 2013, between ZaZa Energy Corporation and SN Marquis, LLC (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on July 31, 2013).

10.41

Separation Agreement and General Release, dated July 30, 2012, between ZaZa Energy Corporation and Craig M. McKenzie (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42

Form of Reimbursement Agreement, dated September 11, 2012, between ZaZa Energy Corporation and each of Blackstone Oil & Gas, LLC, Omega Energy Corp., and Lara Energy, Inc (incorporated by reference to Exhibit 10.9 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.43

Side Letter dated September 11, 2012 regarding the Subordinated Notes with holders thereof (incorporated by reference to Exhibit 10.10 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.44

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.12 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.45

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.13 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.46

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.14 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Description

10.47

Form of Employment Agreement dated October 3, 2012 between ZaZa Energy Corporation and S. Scott Gaille (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on October 5, 2012).

10.48

First Amendment to Employment Agreement, dated November 8, 2013, between ZaZa Energy Corporation and Scott Gaille (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.49

Employment Agreement, dated March 13, 2013, between ZaZa Energy Corporation and Paul F. Jansen (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on April 8, 2013).

10.50

Consulting Agreement between ZaZa Energy Corporation and Adam Kroloff, dated December 7, 2012 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.51

Consulting Agreement between ZaZa Energy Corporation and Bernard de Combret, dated December 7, 2012 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.52

Stock Purchase Agreement between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on August 22, 2013).

10.53*	Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Jubalee LTD.

10.54*	Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Gaston Kearby.

10.55*	Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Sandra Brooks 2003 Family Trust.

10.56	ZaZa Energy Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

10.57*	First Amendment to ZaZa Energy Corporation 2012 Long-Term Incentive Plan.

16.1

Letter from KPMG LLP, to the Securities and Exchange Commission, dated October 12, 2011 (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation’s registration statement on Form S-4 (Registration No. 333-177264) filed October 12, 2011).

21.1*	Subsidiaries of ZaZa Energy Corporation.

23.1*	Consent of Ernst & Young, LLP.

23.2*	Consent of Ryder Scott.

23.3*	Consent of DeGolyer and MacNaughton.

24.1	Power of Attorney (included as part of the signature page).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Ryder Scott, dated February 12, 2014.

99.2*	Report of DeGolyer and MacNaughton, dated February 17, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

Exhibit Number	Description

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*                 Filed herewith

+                 Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAZA ENERGY CORPORATION

March 31, 2014	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2014.

Signature	Title

/s/ Todd A. Brooks	Director, President and Chief Executive
(principal executive officer)
Todd A. Brooks

/s/ Travis H. Burris	Director

Travis H. Burris

/s/ A. Haag Sherman	Director

A. Haag Sherman

/s/ Gaston L. Kearby	Director

Gaston L. Kearby

/s/ John E. Hearn, Jr.	Director

John E. Hearn, Jr.

/s/ Herbert C. Williamson III	Director

Herbert C. Williamson III

/s/ Ian H. Fay	Chief Financial Officer
(principal financial officer)
Ian H. Fay

/s/ Paul F. Jansen	Chief Accounting Officer
(principal accounting officer)
Paul F. Jansen

Index to

ZaZa Energy Corporation

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ZaZa Energy Corporation

We have audited the accompanying consolidated balance sheets of ZaZa Energy Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZaZa Energy Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not achieved sustainable operating cash flows and the current business activities are focused primarily on the exploration of oil and gas resources. The Company is dependent on proceeds of production from current and future exploratory oil and gas drilling activities to maintain a positive liquidity position. The uncertainties surrounding the amount of future operating cash flows that can be generated from these activities and the current lack of readily available liquidity sufficient to meet the continuing operations and debt service obligations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the conditions noted above are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Ernst & Young LLP

Houston, Texas
March 31, 2014

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$15,186	$34,649
Restricted cash	11,500	21,875
Accounts receivable	1,822	1,354
Prepayments and other current assets	1,606	1,134
Total current assets	30,114	59,012

Property and equipment
Oil and gas properties, successful efforts method	51,387	151,828
Furniture and fixtures	1,843	2,947
Total property and equipment	53,230	154,775
Accumulated depletion, depreciation and amortization	(6,757)	(4,705)
Property and equipment, net	46,473	150,070

Assets held for sale	—	9,965
Other assets	8,089	4,066
Deferred taxes	2,866	—

Total assets	$87,542	$223,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$755	$8,431
Accrued liabilities	5,918	12,200
Deferred income taxes	2,866	14,568
Senior Secured Notes, net of discount	10,177	—
Convertible Senior Notes, net of discount	—	25,298
Embedded conversion options associated with Convertible Senior Notes	—	21,382
Income taxes payable	855	3,658
Total current liabilities	20,571	85,537

Long-term accrued liabilities	14,740	53
Asset retirement obligations	306	130
Deferred income taxes	—	32,597
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	12,969	23,647
Convertible Senior Notes, net of discount	27,957	—
Subordinated Notes	47,330	47,330
Warrants associated with Senior Secured Notes	15,540	28,043
Embedded conversion options associated with Convertible Senior Notes	4,995	—
Total liabilities	148,536	221,465

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 250,000,000 shares authorized; 107,589,041 and 102,519,001 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,076	1,025
Additional paid-in capital	109,636	104,639
Accumulated deficit	(171,613)	(104,048)
Accumulated other comprehensive income (loss)	(93)	32
Total stockholders’ equity (deficit)	(60,994)	1,648

Total liabilities and stockholders’ equity (deficit)	$87,542	$223,113

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012
	(In thousands, except per share data)
Revenues and other income:
Oil and gas revenues	$8,874	$9,583
Other income	—	195,569
Total revenues and other income	8,874	205,152

Operating costs, expenses and income:
Lease operating expense	2,127	3,602
Exploration expense	—	12,913
Depreciation, depletion, amortization, and accretion	3,615	6,662
Impairment of oil and gas properties	104,556	9,764
General and administrative	29,391	97,941
Gain on asset divestitures	(24,434)	—
Total operating costs and expenses	115,255	130,882

Operating income (loss)	(106,381)	74,270

Other expense (income)
Foreign currency exchange loss	11	65
Loss on extinguishment of debt	16,568	28,026
Interest expense, net	14,269	14,705
Gain on fair value of warrants	(23,394)	(5,589)
(Gain) loss on fair value of embedded conversion options	(16,387)	8,199
Total other expense (income)	(8,933)	45,406

Income (loss) from continuing operations before income taxes	(97,448)	28,864
Income tax expense (benefit)	(32,985)	82,920
Loss from continuing operations	(64,463)	(54,056)
Loss from discontinued operations, net of income taxes	(3,102)	(52,171)
Net loss	$(67,565)	$(106,227)

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012
	(In thousands, except per share data)

Basic loss per share:
Continuing operations	$(0.62)	$(0.55)
Discontinued operations	(0.03)	(0.53)
	$(0.65)	$(1.08)

Diluted loss per share:
Continuing operations	$(0.62)	$(0.58)
Discontinued operations	(0.03)	(0.53)
	$(0.65)	$(1.11)

Weighted average shares outstanding:
Basic	103,462	98,029
Diluted	103,462	99,684

Consolidated Statements of Comprehensive Loss
Net loss	$(67,565)	$(106,227)
Foreign currency translation adjustments, net of taxes	(125)	32
Comprehensive loss	$(67,690)	$(106,195)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
		Common		Additional	Retained	Other	Total
	Members’	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	Equity	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	Equity (Deficit)
	(In thousands)
Balance at December 31, 2011	$2,939	—	—	—	—	—	$2,939
Exchange of membership interests	(2,939)	75,977	760	—	2,179	—	—
Issuance of shares		26,542	265	88,109	—	—	88,374
Comprehensive loss	—	—	—	—	(106,227)	32	(106,195)
Stock-based compensation expense	—	—	—	16,530	—	—	16,530
Balance at December 31, 2012	—	102,519	1,025	104,639	(104,048)	32	1,648
Issuance of shares		1,500	15	1,365	—	—	1,380
Comprehensive loss	—	—	—	—	(67,565)	(125)	(67,690)
Stock-based compensation expense	—	3,570	36	3,632	—	—	3,668
Balance at December 31, 2013	$—	107,589	1,076	$109,636	(171,613)	(93)	$(60,994)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(67,565)	$(106,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	3,615	6,662
Loss on impairment of oil and gas properties	104,556	9,764
Exploration expense	—	12,913
Deferred income taxes	(32,820)	47,165
Loss from discontinued operations	3,102	52,171
Amortization of deferred debt issuance costs and discount	4,907	5,003
Loss on extinguishment of debt	16,247	22,836
Unrealized gain on value of warrants	(23,394)	(5,589)
Unrealized (gain) loss on value of embedded conversion options	(16,387)	8,199
Stock-based compensation expense	3,668	16,530
(Gain) loss on asset divestitures	(24,434)	814
Gain on the Hess transaction	—	(195,527)
Changes in operating assets and liabilities:
Restricted cash	6,875	111
Accounts receivable	(989)	16,454
Prepayments and other assets	(680)	1,281
Other assets	47	(90)
Accounts payable and accrued liabilities	(9,956)	(17,750)
Cash provided by (used in) operating activities - continuing operations	(33,208)	(177,451)
Cash provided by (used in) operating activities - discontinued operations	(244)	1,465
Net cash provided by (used in) operating activities	(33,452)	(123,815)

Continued on next page

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(In thousands)
Cash flows from investing activities:
Cash acquired in connection with the merger	—	4,118
Proceeds from divestitures	66,546	64,745
Proceeds from the Hess transaction	—	83,892
Funds held for restricted use	—	(21,875)
Capital expenditures	(47,382)	(54,080)
Cash provided by investing activities - continuing operations	19,164	76,800
Cash provided by investing activities - discontinued operations	—	45,792
Net cash provided by investing activities	19,164	122,592

Cash flows from financing activities:
Issuance of common stock	1,380	—
Issuance of convertible senior notes, net of cash discount	—	38,000
Issuance of senior secured notes	—	100,000
Payment of senior secured notes	(6,430)	(66,800)
Payment of debt issuance costs	—	(7,030)
Payment of notes payable - members	—	(3,000)
Payment of revolving line of credit	—	(5,000)
Payment of Toreador notes	—	(31,754)
Cash (used in) provided by financing activities	(5,050)	24,416

Effects of foreign currency translation on cash and cash equivalents	(125)	837
Net increase (decrease) in cash and cash equivalents	(19,463)	24,030
Cash and cash equivalents, beginning of period	34,649	10,619
Cash and cash equivalents, end of period	$15,186	$34,649

Supplemental disclosures:
Cash paid during the period for interest	$8,790	$9,118
Cash paid during the period for income taxes	$3,075	$112

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation (“ZaZa” or the “Company”) was formed on August 4, 2011 as a holding company of both ZaZa Energy, LLC (“ZaZa LLC”) and Toreador Resources Corporation (“Toreador”) upon completion of an Agreement and Plan of Merger and Contribution, dated August 9, 2011, as amended (the “Combination”). On February 21, 2012, upon the Combination, ZaZa became the parent company of ZaZa LLC and Toreador. In these Notes to Consolidated Financial Statements, unless the context provides otherwise, “we,” “our,” “us” and like references refer to ZaZa, its two subsidiaries (ZaZa LLC and Toreador) and each of their respective subsidiaries.

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

The accompanying consolidated Balance Sheets as of December 31, 2013 and 2012 include the accounts of ZaZa Energy Corporation and all subsidiaries, including ZaZa LLC and Toreador.  The Statements of Operations and Comprehensive Loss and Stockholders’ and Members’ Equity and Cash Flows for each of the two years in the period ended December 31, 2013 and Notes to Consolidated Financial Statements include the results of our accounting predecessor, ZaZa LLC, through February 20, 2012 and all of our subsidiaries, including ZaZa LLC and Toreador, since February 21, 2012.  All figures presented are in thousands except share and per share data unless otherwise indicated.

The accompanying consolidated financial statements were prepared following a reverse merger and are issued under the name of the legal parent (ZaZa) (the accounting acquiree) but are a continuation of the financial statements of the legal subsidiary (ZaZa LLC) (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the legal parent (the accounting acquiree).  Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).  Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is retroactively adjusted using the exchange ratio established in the Combination, to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse merger.

All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Combination of ZaZa LLC and Toreador Resources Corporation

On February 21, 2012, we consummated the combination of ZaZa LLC and Toreador, on the terms set forth in the Agreement and Plan of Merger and Contribution, dated August 9, 2011, and as subsequently amended by Amendment No. 1 thereto on November 10, 2011 and Amendment No. 2 thereto on February 21, 2012 (as amended, the “Merger Agreement”), by and among us, ZaZa LLC, Toreador, and Thor Merger Sub Corporation, our wholly-owned subsidiary (“Merger Sub”).

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

Pro Forma Results (unaudited)

The following table provides pro forma results of operations as if the merger between ZaZa and Toreador had been completed at the beginning of 2012 (in thousands, except per share data):

Year Ended December 31, 2012
Total revenues	$236,375
Net income (loss)	$(107,074)
Basic earnings (loss) per share	$(1.09)
Diluted earnings (loss) per share	$(1.11)

Sale of ZaZa Energy France SAS

On November 13, 2012, the Company, through its wholly-owned subsidiary ZaZa France SAS (“Seller”), and Vermillion REP SAS (“Buyer”), a wholly owned subsidiary of Vermillion Energy Inc., entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Seller sold to Buyer all of its shares in Seller’s wholly-owned subsidiary, ZaZa Energy France SAS, formerly Toreador Energy France SAS (“ZEF”).  On December 21, 2012, the Company completed the sale of 100% of the shares in ZaZa Energy France SAS to Vermillion REP SAS.

Upon the closing, the net purchase price paid to Seller was approximately $76.0 million in cash following the application of certain closing adjustments required by the Purchase Agreement.  Following reductions for advisor fees, estimated liquidation costs and taxes, the net proceeds to the Company were approximately $68.0 million.  The Company used approximately half of the net proceeds to pay down a portion of the principal on its remaining Senior Secured Notes.  Additionally, as part of the Paris Basin Agreement signed with Hess Corporation (“Hess”) in July 2012 discussed in further detail below, $15.0 million of the sales proceeds were held in escrow until all exploration permits for the Paris Basin were successfully transferred to Hess.  The remaining net proceeds were used by the Company to fund its development program in the United States. On February 6, 2014, the escrow was released as further described in Note 19 - Subsequent Events.

As a result of the consummation of the Purchase Agreement, we no longer have any meaningful operations or assets in connection with oil and gas operations in France. The Company anticipates solely focusing its efforts and resources on its oil and gas operations based in the United States.  After the sale of ZEF, we now operate under one segment.

The results of operations of entities in France have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these entities reported as discontinued operations from February 21, 2012 to December 21, 2012 and the year ended December 31, 2013 were as shown in the following table (in thousands).

		Period from
		February 21, 2012
	Year-ended	to
	December 31, 2013	December 31, 2012

Oil revenues	$—	$27,861
Operating loss	2,890	53,655
Other (income) expenses	—	(719)
Loss on disposal of assets	—	787
Income tax expense (benefit)	212	(1,552)
Loss from discontinued operations	$3,102	$52,171

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc., (“our counterparty”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  Under this agreement and its subsequent amendments, we and our counterparty will jointly develop up to approximately 134,000 gross acres in East Texas.  Our counterparty will act as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and pay a portion of our share of any additional seismic or well costs in order to earn their interest in these properties.  Generally, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

The first phase commenced on April 2, 2013 and has been completed. In this phase we transferred approximately 20,000 net acres to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells.

On September 25, 2013, ZaZa and its counterparty amended and restated the JEDA, which resulted in the following transactions being closed on October 15, 2013:

•      Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty on October 15, 2013, in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the JEDA). Also, during Phase II, our counterparty will drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25 million. Our counterparty may, however, elect to drill one or more vertical wells in order to achieve carry parity value for drilling horizontal wells. To complete its obligation in respect of the third well under Phase I of the JEDA, our counterparty paid for an additional $1.5 million of ZaZa’s costs for a vertical well and has provided a further $1.5 million cash payment to ZaZa.

•      Phase III Acceleration. Under the JEDA, ZaZa assigned on October 15, 2013 approximately 7,800 net acres from the former Phase III acreage for which ZaZa received approximately $11 million of interests (based on an independent reserves report) in the 15 producing wells of our counterparty (part of Phase II and referenced above). In addition, our counterparty had the option, until January 31, 2014, to acquire an interest in the remaining approximately 12,300 former Phase III net acres from ZaZa. As described below, our counterparty elected to acquire an interest in all of the remaining Phase III net acres.

•      Exchange of Leases and Wells.  Our counterparty has acquired approximately 19,000 additional net acres and interests in related wells in the parties’ Area of Mutual Interest, and has assigned to ZaZa a 25% working interest in these leases and wells. In consideration for ZaZa’s participation in our counterparty’s leases and producing wells, ZaZa assigned to our counterparty approximately 13,875 additional net acres and paid approximately $700,000 in cash.

On March 7, 2014, ZaZa entered into a further amendment to JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  Additionally, the counterparty committed to drill two additional test wells, with drilling on the first of such wells to commence by July 1, 2014.

Also pursuant to the amendment and effective March 7, 2014, we and our counterparty agreed to terminate that certain Participation Agreement, effective as of March 1, 2012, by and between the Company and Range Texas Production, LLC (“Range”) (such agreement, as amended, the “Range Agreement”).  Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, the counterparty pursuant to that certain Quitclaim Assignment and Bill of Sale, effective as of December 1, 2013, by and between Range and the counterparty.

The Range Agreement provided for the joint development by Range and the Company of oil and gas leases in the Eaglebine trend.  The joint development of such leases will now be governed by the JEDA.

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

We also entered into an agreement on June 27, 2013 to sell approximately 10,000 net acres of our properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, including seven producing wells located on the Moulton properties, for approximately $28.8 million.  We closed this transaction on July 26, 2013 and received cash proceeds of $29.3 million. We used $1.8 million to pay down our Senior Secured Notes reducing the principal balance to $26.8 million.

Revenues and lease operating expenses attributable to the Moulton properties for the year-ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Revenues	$4,586	$3,566
Lease operating expenses	609	736

The following supplemental pro forma information presents consolidated results of operations as if the Moulton sale had occurred on January 1, 2012.  The information does not purport to represent what the actual consolidated results of operations of the Company would have been had the transactions occurred on January 1, 2012, nor are they necessarily indicative of future consolidated results of operations (unaudited) (in thousands except per share data).

	2013	2012

Revenues	$4,288	$201,586
Operating income (loss)	(101,833)	73,900
Net loss	(62,194)	(103,248)

Basic earnings (loss) per share	$(0.60)	$(1.05)
Diluted earnings (loss) per share	$(0.60)	$(1.05)

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 net acres that we owned and that comprised a portion of our interest in South Texas.  Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavara Counties, and a well that we refer to as the “Boening well”  Sabine also has agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015 (assuming affirmative elections to participate in such lease acreage acquisition(s)).

NOTE 2 — GOING CONCERN

In connection with the audit of our financial statements for the year ended December 31, 2013, our independent registered public accounting firm issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.

Our future crude oil and natural gas reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through our joint-ventures in South and East Texas, with activity in any particular area to be a function of market and field economics.

Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014.  We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 8 gross (2 net) wells in South and East Texas.  These wells are expected to be drilled and completed by December 31, 2014.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities to fund our cash needs and to accomplish the balance sheet initiative described in the section “Management’s discussion and analysis of financial condition and results of operations - liquidity and capital resources”. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Over the next year, we intend to fund approximately $14.6 million in general and administrative expenses and $16.7 million in interest payments from cash currently on hand and net cash flows from operations. Our planned capital expenditures are limited to $0.4 million as we are carried for 8 gross wells and approximately $3.6 million in lease extensions. Also, on February 6, 2014, we reduced the outstanding principal amount of our Senior Secured Notes by $11.8 million to $15.0 million with previously restricted cash from the Hess escrow and $1.1 million in cash on hand.  We have no further obligations to reduce our debt in the year 2014. Additionally, as further described in Note 19 — Subsequent events, we received approximately $4.7 million in cash from our counterparty in March 2014.

NOTE 3 — AGREEMENTS WITH HESS CORPORATION

Overview

                In April 2010, ZaZa LLC entered into an agreement with Hess in which ZaZa LLC was to identify certain geographical areas in the Eagle Ford trend that were available for leasing and subsequently conduct exploration and production activities thereon. Hess was to pay all acquisition costs including ZaZa LLC’s interest until production up to $500 million.  As of the year ended December 31, 2012, approximately $366 million in leases had been acquired pursuant to this agreement.  After production, Hess was to retain a 90% working interest and ZaZa LLC, the operator, a 10% working interest. Hess also was to pay ZaZa LLC a 10% cash bonus per net acre for each lease purchased. The 10% cash bonus was recognized as revenue after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

In connection with an Exploration and Development Agreement (Eagle Ford Shale Area), dated April 28, 2010 (“EDA”), entered into as part of the Hess joint venture, Hess periodically advanced non-interest bearing funds to ZaZa LLC to fund lease acquisitions, exploration and development activities, and reimbursed ZaZa LLC for certain general and administrative expenses incurred in performing these activities. The funds received related to lease acquisitions were deemed restricted as to use pursuant to the EDA until the lease was acquired. Hess also approved all exploration and development activities based on the underlying approved authorization for expenditures and advanced funds to ZaZa LLC for such activities, usually 30 days in advance of actual expenditures being incurred. The funds, once received, were commingled with ZaZa LLC’s own cash and were not restricted as to use. The amounts received by ZaZa LLC for lease acquisitions and exploration and development activities in excess of the amounts incurred to date were recorded as advances from joint interest owner in the accompanying consolidated balance sheets. Given the nature of the EDA arrangement to ZaZa LLC’s overall business activities, the cash flows from each of the above activities are presented as operating cash flows in the statements of cash flows for the year ended 2012.

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

Dissolution of the Hess Joint Venture

Based on public announcements by Hess in the first quarter of 2012 that indicated they intended to pursue a drilling program in 2012-2013 that was slower than ZaZa LLC had anticipated, it became clear that Hess and ZaZa had different understandings about Hess’s obligations under the EDA relating to the joint venture.  Correspondence and communications relating to the disagreements between the parties led to the conclusion that it would be in the best interest of both parties to dissolve the joint venture and divide the combined assets.  These disagreements included overhead allocations and reimbursements, timing of the delivery of lease assignments and net acreage shortfalls (some of which disagreements are the subject of our claim against FLMK/Emerald Leasing discussed in Note 17 - Commitments and Contingencies), timing and amounts of payments, drilling obligations and drilling schedules, obligations to transfer undrilled acreage to ZaZa prior to lease expiration, and the interpretation of the other rights and obligations of the parties.

As a result of their disagreements, ZaZa, ZaZa LLC, ZEF, Hess and Hess Oil France SAS (“Hess France”) entered into a Heads of Agreement (“HoA”) on June 8, 2012 that provided for the termination of the ongoing obligations of the parties under the EDA.  Additionally, the HoA terminated that certain Investment Agreement, dated May 10, 2010 (the “Paris Basin Investment Agreement”) by and between ZEF and Hess France.  The Paris Basin Investment Agreement addressed the development of the Paris Basin in France, but French governmental regulations had stalled progress under the agreement.

In connection with the execution of the HoA, ZaZa LLC and Hess entered into an amendment to the EDA and the applicable joint operating agreements, to eliminate Hess’s obligation to carry the cost of certain wells under those agreements in exchange for a cash payment by Hess to ZaZa LLC of $15 million.  This $15 million was paid to ZaZa on June 8, 2012.  ZaZa LLC had the right under the amendment to reinstate Hess’s well-carry obligations at any time prior to September 28, 2012, if the EDA was still in effect, by paying Hess $15 million.  Given the uncertainty surrounding the EDA, the proceeds received were recognized as a deferred gain in the financial statements for the second quarter of 2012, contingent on the signing of definitive documentation.  The gain was recognized in the third quarter of 2012 in connection with the termination of the EDA.

On July 25, 2012, the Company and its subsidiaries entered into definitive documentation to carry out the transactions contemplated by the HoA and consummated the transactions contemplated by the HoA and such definitive documentation.  The definitive documentation included the following:

•                  A Texas Division of Assets Agreement, by and among the Company, ZaZa LLC and Hess, pursuant to which the ongoing obligations of ZaZa LLC and Hess under the agreements entered into with Hess regarding the Texas assets (the “Eagle Ford Agreements”), including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the Eagle Ford Agreements were divided; and

•                  A Paris Basin Purchase and Sale Agreement, by and among Hess France and ZEF, pursuant to which, following governmental approval, the ongoing obligations of the parties thereto under the agreements entered into with Hess regarding the French assets (the “French Agreements”), including funding for additional leases, well carry or carry for expenses, were terminated and the assets covered by the French Agreements were divided, in each case following regulatory approval which was obtained on September 19, 2012.

Pursuant to the Texas Division of Assets Agreement and the Paris Basin Purchase and Sale Agreement (collectively, the “Hess Agreements”), ZaZa received the following:

•                  Approximately $69 million in cash, in addition to the $15 million in the second quarter of 2012;

•                  Approximately 60,500 additional net acres in the Eagle Ford trend;

•                  The right to receive five percent of any net sales proceeds in excess of $1 billion and ten percent of any net sales proceeds in excess of $1.2 billion if Hess sells any of its retained working interest in the “Cotulla Prospect,” which lies in LaSalle, Frio, Zavala and Dimmit Counties in South Texas,  by May 1, 2013; and

•                  A five percent overriding royalty interest (“ORRI”) in certain of Hess’s exploration licenses in the Paris Basin capped at $130 million.

Pursuant to the Hess Agreements, Hess received the following:

•                  Approximately 4,490 net acres in the Cotulla Prospect;

•                  A two percent ORRI on the “Moulton Prospect” , which lies in Fayette, Gonzalez and Lavaca Counties in the south of Texas, and a one percent ORRI in the “Hackberry/Oakland Prospect,” which lies in Lavaca and Colorado Counties in the south of Texas, and the “Sweet Home Prospect,” which lies in DeWitt and Lavaca counties in the south of Texas; and

•                  All rights and title to the exploration permits and pending permits in France (ZaZa retained all current production in France at the time from its operating concessions).

Pursuant to the Hess Agreements, Hess had assigned to ZaZa certain claims that the joint venture had against various leasing contractors and brokers who had been paid for acreage but had neither delivered the acreage nor refunded the payments.  Hess was entitled to 50% of any cash proceeds received by ZaZa in its prosecution of these claims; however, ZaZa is entitled to all of the acreage delivered in kind by the leasing contractors/brokers. ZaZa LLC filed a lawsuit against certain lease brokers, consultants and law firms who were involved in the leasing of acreage for the company in DeWitt and Lavaca Counties, including Emerald Leasing LLC, FLMK Acquisition, LLC, John T. Lewis, Billy Marcum, Brad Massey, Max Smith, Randy Parsley, Timothy E. Malone, Heroux & Helton PLLC, and Whitaker Chalk Swindle & Schwartz PLLC.

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

The termination of agreements with Hess and the division of assets resulted in the following impact on 2012 financials: a gain of $195.6 million consisting of oil and gas property fair valued at $117 million, a write off of $5.4 million in working capital and cash proceeds of $84 million.  Property received consisted of producing wells and unproved acreage.  All receivables and payables related to Hess were written off.

In addition, on July 25, 2012, ZaZa entered into a Waiver and Amendment No. 2 (“Amendment No. 2”) to the SPA (as described below), relating to our 8% senior secured notes due 2017 (the “Senior Secured Notes”).  Amendment No. 2 was a condition to obtaining the requisite consent of the holders of our Senior Secured Notes to the transactions contemplated by the Hess Agreements, and provided the following:

•                  Consent rights for the holders of a majority of the Senior Secured Notes on all sales or joint venture transactions involving oil and gas properties, with certain carve-outs and requirements to apply a portion of net sales proceeds to pay down the Senior Secured Notes, until such time as the Senior Secured Notes have an outstanding principal amount of $25 million or less;

•                  A provision that if the Senior Secured Notes had not been paid down to $35 million by February 21, 2013, the interest rate would have increased from 8% to 10% per annum;

•                  A limit on additional debt incurrence of ZaZa to $50 million in reserve-based lending; and

•                  A requirement that the Company engage an investment banker to assist the Company in securing a joint venture partner or partners for its assets in South Texas and East Texas, as well as to evaluate other strategic opportunities available to the Company (which such requirement was satisfied when we engaged Jefferies & Company, Inc. as our financial advisor in 2012).

In addition, immediately following the closing of the transactions contemplated by the Hess Agreements, and as contemplated by Amendment No. 2, the Company paid down the outstanding principal amount of the Senior Secured Notes by $33.0 million and paid a $3.5 million associated fee.  We also recorded a charge of $11.7 million due to the write off of issuance costs and discount amount.

On February 6, 2014, the Company entered into an agreement with Hess to address certain outstanding matters related to the dissolution of the prior joint ventures between Hess and the Company.  Under the agreement, Hess agreed to (a) direct the escrow agent to release the $15 million of restricted cash proceeds that had been held in escrow since 2012 and (b) terminate its right to receive any proceeds from litigation being pursued by ZaZa related to certain leases in the companies’ former Texas joint venture.  The agreement released approximately $11.5 million of the escrow proceeds to the Company and approximately $3.5 million to Hess.  The $3.5 million released to Hess was treated as a loss and included within discontinued operations.  Furthermore, the Company agreed to terminate overriding royalty interests in certain assets in the Paris Basin, France.  The parties also provided each other with mutual releases in respect of these matters.

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

Restricted Cash

Restricted cash primarily consisted of funds held in escrow accounts relating to our Hess joint venture dissolution.

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

Until the dissolution of the Hess joint venture agreements, the Company also derived bonus income revenue from a bonus on leasehold amounts that Hess agreed to participate in. The bonus amount was equal to 10% of the sum of all direct costs associated with acquiring the net mineral acres as defined in the EDA and was recognized after the leases were obtained, title was cured and transferred to Hess, and recorded with the appropriate county.

Accounts Receivable

Accounts receivable include oil and gas revenues, joint interest billing, and related parties’ receivables. Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

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

Successful Efforts Method of Accounting for Oil and Gas Activities

The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized. Unproved properties with individually significant acquisition costs are analyzed on a property-by-property basis for any impairment in value. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

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

Unit-of-production rates are revised whenever there is an indication of a need, but at least annually. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the amortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the amortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors, carrying values associated with our joint venture carried wells, and debt issuance costs.  In 2012, debt issuance costs related to the current portion of our Long-Term debt were included in other current assets.  At December 31, 2013 and 2012, debt issuance costs were $2.5 million and $7.0 million, and accumulated amortization was $0.5 million and $3.3 million, respectively. The costs are being amortized over the life of the associated debt.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. The Company considers estimates of future production, commodity prices and expenditures, future taxable income in determining the need for a valuation allowance.  Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.  In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The Company is required to make judgments, including estimating reserves for potential adverse outcomes regarding tax positions that the Company has taken. The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return. Determining the income tax expense for potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows.

The Company recognizes accrued interest related to uncertain tax positions in Interest expense and other and accrued penalties related to such positions in General and administrative expense in the Consolidated Statement of Operations.

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

Our policy is to issue new shares for the exercise of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  Stock grants are approved by the Compensation Committee. To date only restricted stock awards have been granted under the Long Term Incentive Plan (the “Plan”). Restricted stock awards granted under the Plan vest 33% per year. Stock awards granted as Short term Incentive awards can vest anywhere between immediately and one year.

Correction of an Immaterial Error

The Company revised its audited consolidated statement of cash flows for the year ended December 31, 2012 and unaudited consolidated statements of cash flows for the periods ended March 31, June 30 and September 30, 2012. While the Company concluded that the errors were not material in the context of the consolidated financial statements as a whole, it elected to correct the immaterial errors in the 2012 statement of cash flows to enhance comparability with amounts presented in the 2013 statement of cash flows.

The revisions relate to discontinued operations within cash flows provided by / used in operating activities. After the revisions, loss from discontinued operations is separately disclosed as adjustments to reconcile net income to net cash provided by / used in operating activities on the consolidated statements of cash flows. The impact of the revisions which are limited to adjustments within operating cash flows and do not affect total cash flow from operating activities is presented in the table below (in thousands):

Three months ended March 31, 2012 (unaudited)	Previously reported	Adjustments	As Adjusted
Loss from discontinued operations	$—	$2,710	$2,710
Cash provided by (used in) operating activities - continuing operations	(57,189)	2,710	(54,479)
Cash provided by (used in) operating activities - discontinued operations	$(1,336)	$(2,710)	$(4,046)

Six months ended June 30, 2012 (unaudited)	Previously reported	Adjustments	As Adjusted
Loss from discontinued operations	$—	$38,541	$38,541
Cash provided by (used in) operating activities - continuing operations	(87,891)	38,541	(49,350)
Cash provided by (used in) operating activities - discontinued operations	$38,525	$(38,541)	$(16)

Nine months ended September 30, 2012 (unaudited)	Previously reported	Adjustments	As Adjusted
Loss from discontinued operations	$—	$53,584	$53,584
Cash provided by (used in) operating activities - continuing operations	(133,647)	53,584	(80,063)
Cash provided by (used in) operating activities - discontinued operations	$62,283	$(53,584)	$8,699

Year ended December 31, 2012	Previously reported	Adjustments	As Adjusted
Loss from discontinued operations	$—	$52,171	$52,171
Cash provided by (used in) operating activities - continuing operations	(177,451)	52,171	(125,280)
Cash provided by (used in) operating activities - discontinued operations	$53,636	$(52,171)	$1,465

The revisions do not impact our consolidated balance sheets, statements of operations and comprehensive income, changes in stockholders’ equity, net cash flows or earnings per share for the year ended December 31, 2012 or periods ended March 31, June 30 and September 30, 2012.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income by component. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Except for the changes in the balance sheet presentation, the initial application of the standard had no impact to the Company.

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

NOTE 5 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Year Ended December 31,
	2013	2012
	(In thousands, except per share data)
Basic loss per share:
Numerator:
Loss from continuing operations	$(64,463)	$(54,056)
Loss from discontinued operations, net	(3,102)	(52,171)
Net loss	$(67,565)	$(106,227)

Denominator:
Weighted average common shares outstanding	103,462	98,029

Basic loss per share:
Continuing operations	$(0.62)	$(0.55)
Discontinued operations	(0.03)	(0.53)
	$(0.65)	$(1.08)

Diluted loss per share:
Numerator:
Loss from continuing operations	$(64,463)	$(54,056)
Impact of assumed conversions on interest expense, net of income taxes	—	—
Less: gain on fair value of warrants, net of tax	—	(3,633)
	(64,463)	(57,689)
Loss from discontinued operations, net	(3,102)	(52,171)
	$(67,565)	$(109,860)

Denominator:
Weighted average common shares outstanding	103,462	98,029
Net warrants issued for secured debt under the treasury stock method	— (a)	1,655
Weighted average shares associated with convertible debt	— (b)	—
Unvested restricted stock	— (c)	—
Weighted average diluted shares outstanding	103,462	99,684

Diluted loss per share:
Continuing operations	$(0.62)	$(0.58)
Discontinued operations	(0.03)	(0.53)
	$(0.65)	$(1.11)

(a)                                 For the year ended December 31, 2013, the average ZaZa share price was lower than the exercise price of the warrants and therefore the anti-dilutive effect was not considered.

(b)                                 For the year ended December 31, 2013 and 2012, the number of shares used in the calculation of diluted income per share did not include 16.0 million and 12.3 million common equivalent shares, respectively, from the embedded convertible options associated with the Convertible Senior Notes issued in October 2012, due to their anti-dilutive effect.

(c)                                  For the year ended December 31, 2013, the number of shares used in the calculation of diluted income per share did not include 2.3 million unvested restricted common stock awards due to their anti-dilutive effect.  For the year ended December 31, 2012, the number of shares used in the calculation of diluted income per share did not include 155 thousand unvested restricted common stock awards due to their anti-dilutive effect.

NOTE 6 — BUSINESS COMBINATIONS

As discussed in “Note 1 — Basis of Presentation”, we closed the JEDA with our counterparty on October 15, 2013. The JEDA was accounted for as a business combination using the acquisition method of accounting which required us to recognize and measure identifiable assets acquired and liabilities assumed at their fair value.

The asset divestiture resulted in a gain of $25.3 million in the fourth quarter of 2013. We presented this gain in the consolidated statements of operations and comprehensive loss line item gain on asset divestiture. The gain is primarily driven by our low costs basis in non-producing leasehold transferred to our counterparty.  Acquisition related expenses were not material.

The tables below show the consideration transferred, assets acquired, liabilities assumed and the resulting gain on asset disposition (in thousands).

Consideration transferred:
Oil and gas properties	$33,031
Asset retirement obligations	(134)
Total book value of consideration transferred	$32,897

Assets acquired:
Cash	$17,838
Oil and gas properties	33,127
Other assets — long term (a)	7,250
Total assets acquired	$58,215

Liabilities assumed:
Asset retirement obligations	$61
Total liabilities assumed	$61

Net assets acquired	$58,154

Gain on asset disposition	$25,257

(a)                                 The other assets long-term represent the fair value of our carried interests to drill and complete four wells and carried costs of $1.25 million related to miscellaneous work and land expenses.

The Company measured fair value of oil and gas properties using comparable market data, a discounted future cash flow method, or a combination of the two. Significant Level 3 assumptions are used in the fair value determination and include management’s expectations of future production, commodity prices, operating and development costs, risk-adjusted discount rate and other relevant data.

As of December 31, 2013, $1.25 million in costs related to miscellaneous work and land expenses have been incurred and were reclassified from other assets-long term to oil and gas properties. Additionally, $2.1 million in costs to drill and complete several exploratory wells have been incurred. Of this amount, $1.5 million was reclassified from other assets-long term to oil and gas properties and $0.6 million was not recognized on our balance sheet pending determination of proven reserves. Also refer to “Supplemental information to consolidated financial statements” for further details related to capitalized costs and costs incurred related to oil and gas activities.

NOTE 7 —INCOME TAXES

We are subject to income taxes primarily in the United States in 2013. The provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

Upon the merger of ZaZa Energy LLC and Toreador in February of 2012, we assumed a net deferred tax liability of $9.2 million which consisted of deferred tax assets of $35 million due to Toreador NOLs offset by deferred tax liabilities of $44 million primarily related to historical step up of property, at the time of the Combination. As a result of events subsequent to the merger and based on the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

The following table summarizes income tax expense (benefit) from continuing operations (in thousands).

	2013	2012
Current income tax expense / (benefit):
U.S. Federal	$330	$—
U.S. State	525	642
Foreign	(587)	572
Deferred income tax expense / (benefit):
U.S. Federal	(32,711)	82,162
Foreign	(542)	(456)
Total tax expense / (benefit)	$(32,985)	$82,920

The following table reconciles income tax expense/(benefit) at the U.S. federal statutory rate to the expense/(benefit) for income taxes (in thousands).

	2013	2012

Statutory tax at 35%	$(34,108)	$10,102
(Gain) Loss on Warrants	(4,376)	(1,956)
Unremitted earnings of foreign subsidiary	(20,674)	20,674
Deemed dividend	(5,538)	10,795
Uncertain tax position	16,400	—
Adjustments to valuation allowance	8,281	37,048
Foreign rate differential and other	7,030	6,257
Total tax expense / (benefit)	$(32,985)	$82,920

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012

Net operating loss carryforward - United States	$28,805	$45,180
Net operating loss carryforward - Foreign	2,400	1,864
Oil and gas properties	10,894	—
Merger costs	3,001	3,210
Embedded conversion options associated with Convertible Senior Notes	—	2,870
Other	3,095	161
Deferred tax assets	48,195	53,285
Valuation allowance	(45,329)	(37,048)
Net deferred tax assets	$2,866	$16,237

Oil and gas properties	—	42,429
Unremitted earnings of foreign subsidiary	—	20,674
Embedded conversion options associated with Convertible Senior Notes	2,866	—
Other	—	299
Deferred tax liabilities	2,866	63,402

Net deferred tax liabilities	$—	$47,165

At December 31, 2013, the Company had the following gross carryforwards available to reduce future taxable income (in thousands):

Jurisdiction	Expiration	Amount
United States	2026 — 2032	$88,168
Foreign	unlimited	$6,857

Realization of our deferred tax assets, specifically our net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances on our loss carryforwards and various deferred tax assets for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

United States	$42,929	$35,184
France	2,400	1,864
	$45,329	$37,048

ZaZa Energy Corporation and its subsidiaries file income tax returns in the United States and various local and foreign jurisdictions.  We are subject to income tax examinations in the United States for taxable years 2009 - 2013.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012

Balance at the beginning of period	$—	$—
Gross increases - tax positions in current period	16,400	—
Gross increases - tax positions in prior periods	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Balance at the end of period	$16,400	$—

As of December 31, 2013, the difference between the gross unrecognized tax benefits of $16.4 million and $14.7 million recorded on the balance sheet in long-term accrued liabilities (of which $14.3 million is related to unrecognized tax benefits) is due to $2.1 million available NOL that is netted against the uncertain tax position.

Included in the balance of gross unrecognized tax benefits as of December 31, 2013, and 2012, are $16.4 million and zero, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  At December 31, 2013, we are not able to reasonably estimate the period in which settlement related to the $16.4 million of uncertain tax positions could occur, if at all.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the years ended December 31, 2013 and 2012.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at December 31, 2013 and 2012, due to the short-term nature or maturity of the instruments.

The warrants were valued as written call options using a Binomial Lattice Model. Key inputs into this valuation model are our current stock price, US Treasury rate and the underlying stock price volatility.  The debt was valued under the income approach using discounted cash flows.  The discounting utilized the US Treasury rate and our credit spread.  The current stock price, US Treasury rate and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input.  A binomial lattice model designed to value the Convertible Senior Note, which model is further described below, was used to estimate our credit spread.  It was calculated by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements of our warrants and Senior Secured Notes are considered Level 3 measurements within the fair value hierarchy.  An increase in the volatility by 5% results in a $0.6 million increase in the fair value of the warrants. On December 31, 2013, the Senior Secured Notes, which had a book value of $23.1 million (net of unamortized discount of $3.7 million), had a fair value of approximately $25.6 million.  An increase in the credit spread by 500 basis points results in a $0.7 million decrease in the fair value of the notes.

The embedded conversion option and Convertible Senior Notes were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion option in addition to the value of the note.  Key inputs into this valuation model are our current stock price, US Treasury rate, our credit spread and the underlying stock price volatility.  The current stock price, US Treasury rate and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input. The valuation model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received.  The fair value measurements are considered a Level 3 measurement within the fair value hierarchy.  An increase in the volatility by 5% results in a $0.4 million increase in the fair value of the conversion option.  On December 31, 2013, the Convertible Senior Notes, which had a book value of $28.0 million (net of unamortized discount of $12.0 million), had a fair value of approximately $34.4 million.  An increase in the credit spread by 500 basis points results in a $3.0 million decrease in the fair value of the note.

On December 31, 2013, the Subordinated Notes, which had a book value of $47.3 million, had a fair value of approximately $47.4 million.

The following table summarizes the valuation of our liabilities measured on a recurring basis at levels of fair value at December 31, 2013 and 2012 (in thousands).  We did not have any liabilities subject to fair value measurement prior to 2012.

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total

At December 31, 2013:
Warrants	$—	$—	$15,540	$15,540
Embedded conversion options	—	—	4,995	4,995
Total	$—	$—	$20,535	$20,535

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total

At December 31, 2012:
Warrants	$—	$—	$28,043	$28,043
Embedded conversion options	—	—	21,382	21,382
Total	$—	$—	$49,425	$49,425

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the twelve months ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$49,425	$—
Issuance of warrants	—	33,632
Amendment to warrant agreement	10,891	—
Issuance of embedded conversion options	—	13,183
Unrealized (gain) loss on warrants included in earnings	(23,394)	(5,589)
Unrealized (gain) loss on embedded conversion option included in earnings	(16,387)	8,199
Balance at end of period	$20,535	$49,425

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. Fair value measurements and methods and assumptions used to estimate fair values of our fixed assets, including oil and gas properties, where applicable, are discussed in Note 6 - Business Combinations and Note 9 - Impairments of Assets.

NOTE 9 — IMPAIRMENT OF ASSETS

The Company reviews non-producing leasehold costs and proved oil and gas properties on a geographic area basis for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. We compare the carrying value of the property to its estimated undiscounted future cash flows. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying value is reduced to its estimated fair value and any impairment is charged to expense in the period incurred. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Significant Level 3 assumptions are used in the fair value determination and include management’s expectations of future production, commodity prices, operating and development costs, risk-adjusted discount rate and other relevant data.

For the year ended December 31, 2013, we impaired non-producing leasehold costs by $66.6 million, producing oil and gas properties by $37.8 million and inventory by $0.2 million for a total impairment of $104.6 million.

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million. Included in the $93.1 million impairment charge are non-producing leasehold costs impairments of $56.9 million and producing oil and gas property impairments of $36.2 million.  The impairments of producing oil and gas properties relate one well in South Texas and two wells in East Texas.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million and we wrote down the carrying value of our inventory by $0.2 million, resulting in pretax impairment charges of $9.2 million. The impairment of non-producing leasehold costs in the third quarter of 2013 was triggered by lease expirations in in several prospects in South Texas.

In the fourth quarter of 2013, non-producing leasehold costs with carrying values of $1.3 million were written down to their fair values of $0.8 million, resulting in pretax impairment charges of $0.5 million. The impairment of non-producing leasehold costs were triggered by lease expirations in our Sweet Home prospect.  Additionally, oil and gas properties with carrying values of $2.0 million were written down to their fair values of $0.3 million, resulting in pretax impairment charges of $1.7 million.  The impairment of producing oil and gas properties relate to three wells in South Texas.

For the year ended December 31, 2012, producing oil and gas properties with a carrying value of $59.2 million were written down to their fair value of $51.7 million and non-producing leasehold cost totaling $2.3 million were written off resulting in a total impairment charge of $9.8. The write-off of non-producing leasehold costs were triggered by lease expirations several prospects in South Texas.

NOTE 10 — ASSETS HELD FOR SALE

As of December 31, 2012, producing properties were classified as held for sale with a fair value of $10.0 million. In the second and third quarters of 2013, we impaired the fair value of assets held for sale by $14.6 million to $0.5 million and reclassified the remaining assets held for sale of $0.5 million to oil and gas properties as we were no longer actively marketing these assets. The effects of the reclassification of assets held for sale to oil and gas properties did not have a material effect. As of December 31, 2013, there were no assets held for sale.

The following table summarizes the assets and liabilities associated with assets held for sale (current and non-current) (in thousands).

	December 31,	December 31,
	2013	2012

Accounts receivable - revenue receivable	$—	$113
Oil and gas properties	—	13,095
Accumulated depletion	—	(3,060)
Asset retirement obligations	—	(183)
Accounts payable and accrued liabilities	—	—
Total assets held for sale, net (current and non-current)	$—	$9,965

NOTE 11 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement obligations during the years ended December 31, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2013	2012
Asset retirement obligations at January 1	$130	$309
Obligations assumed in the Combination	—	4,513
Obligations incurred	68	313
Revisions	125	26
Obligations extinguished	—	(356)
Obligations divested	(257)	(4,912)
Obligations reclassified from (as) held for sale	189	(183)
Accretion expense	51	420
Asset retirement obligations at the end of the period	$306	$130

NOTE 12 — LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior Secured Notes, net of discount (1)	$23,146	$23,647
Convertible Senior Notes, net of discount (2)	27,957	25,298
Subordinated notes (3)	47,330	47,330
Subtotal	98,433	96,275
Less: current portion (4)	(10,177)	(25,298)
Total long-term debt	$88,256	$70,977

(1)                                 The Senior Secured Notes issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2015 using the effective interest rate method and rate of 19.85%.  On February 6, 2014, the Company used the approximately $11.5 million of restricted cash together with approximately $1.1 million of cash on hand, to prepay a portion of its 8% Senior Secured Notes due 2017 as further described in Note 19 — Subsequent events.

(2)                                 The Convertible Senior Notes issuance discount is amortized to the principal amount through maturity on August 21, 2017 using the effective interest rate method and rate of 17.40%.

(3)                                 On February 24, 2014 the Company agreed to exchange $47.3 million of Subordinated Notes into a combination of shares of ZaZa common stock and a new series of perpetual preferred stock as described in Note 19 — Subsequent events.

(4)                                 We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 and $25.3 million of our Convertible Senior Notes as current as of December 31, 2012. We are required to reduce the principal amount of our Senior Secured Notes to $15 million by February 28, 2014 pursuant to Amendment No. 5 to the Securities and Purchase Agreement, as defined below. Accordingly, we classified $10.2 million, consisting of the required pre-payment of principal of $11.8 million minus a discount of $1.6 million, as current. The Convertible Notes are convertible, at the option of the holder, into shares of the Company’s common stock.  Due to certain limitations under the indenture regarding the Company’s ability to settle the conversion in shares, the debt was classified as current until May 30, 2013.  As of May 30, 2013, shareholder approval of the issuance of common stock in excess of 20% of the outstanding shares allowed us to classify the Convertible Senior Notes as long-term.

8.00% Senior Secured Notes due 2017 and Warrants

On February 21, 2012, we entered into a Securities Purchase Agreement (as amended, the “SPA”) with the purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (collectively, the “Purchasers”), pursuant to which we issued the Senior Secured Notes in the aggregate principal amount of $100,000,000 and warrants (the “Warrants”) to purchase 26,315,789 shares of our Common Stock. The proceeds of the sale of the Senior Secured Notes and the Warrants were used for the (i) repayment of the outstanding convertible notes of Toreador, and (ii) payment of fees and expenses incurred in connection with the Combination, with the balance to be used for general working capital purposes.

The Senior Secured Notes will mature on February 21, 2017.  Subject to certain adjustments set forth in the SPA, interest on the Senior Secured Notes accrues at 8% per annum, payable quarterly in cash.  Amendment No. 5 to the Securities Purchase Agreement (“Amendment No. 5”) stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Secured Notes were not prepaid to zero by February 28, 2014. The Senior Secured Notes were $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum.

With respect to overdue interest payments or during periods in which an event of default under the SPA has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Secured Notes will increase by 0.5% per annum for certain periods if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants is no longer effective or otherwise becomes unavailable to holders of the Warrants.  In addition, if we authorize the issuance and sale of any equity interests in the Company, we will use our commercially reasonable efforts to offer each Purchaser an opportunity to purchase up to such Purchaser’s pro rata portion of the offered securities on the terms set forth in the SPA.

The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries.  To the extent such assets include stock of any foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Senior Secured Notes. The Senior Secured Notes rank senior to all of our other debt and obligations.  We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Secured Notes.

Beginning on February 21, 2015, the Purchasers may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. In addition, if a fundamental change (as defined in the SPA) occurs at any time prior to maturity of the Senior Secured Notes, note holders may require us to purchase all or a portion of the Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.

Because the principal amount of the Senior Secured Notes is $15 million or less, we may purchase at any time or from time to time any or all of the Senior Secured Notes at 100% of the principal amount of the Senior Secured Notes to be purchased, plus accrued and unpaid interest on such notes, without a make-whole premium on the principal amount of such notes.

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

As of December 31, 2013, the Warrants represented approximately 20% of the outstanding shares of Common Stock on an as-converted and fully-diluted basis.  The Warrants contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 21, 2012.  We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $10.00 per share for the prior 45 consecutive trading day period, and if for each of those 45 consecutive trading days, an average of at least 50,000 shares of Common Stock are traded per day during such period.  The Warrants expire on August 21, 2020.  The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding.

The exercise price of the Warrants was initially $3.15 per share, subject to certain anti-dilution protections, including, but not limited to, stock splits and stock dividends, and issuances below the strike price or below 90% of the market price of our Common Stock.  As a result of the anti-dilution adjustments in the Warrants and amendments to the SPA, as of December 31, 2013, the number of outstanding shares of our Common Stock represented by the Warrants has increased to 27,433,244 and the exercise price has been reduced to $1.98 per share.

Until July 22, 2020, a holder of Warrants will not be entitled to receive shares of Common Stock upon exercise of such Warrants to the extent that such receipt would result in the holder becoming a “beneficial owner” (as defined in Section 13(d) of the Exchange Act of 1934, as amended, and the rules and regulations thereunder) of a number of shares of Common Stock exceeding a maximum percentage of the total number of shares of Common Stock then outstanding, unless such limitation has been terminated with 61 days’ notice from the holder.  The maximum percentage of Common Stock that a holder of a Warrant may beneficially own is initially 5% but may be increased to 10% under certain circumstances.  Upon the occurrence of a fundamental change as set forth in the Warrants, we must make an offer to repurchase all Warrants at the option value of the Warrants using Black-Scholes calculation methods and making certain assumptions described in the Black-Scholes methodology as set forth in the Warrants.

On June 8, 2012, the ZaZa LLC Members and the ZaZa Founders entered into an Amended and Restated Subordination Agreement, specifying that payments may not be made by the Company under the Subordinated Notes described below until the paying off of the Company’s “senior debt” (as described therein), which includes the Senior Secured Notes.  Also, on March 28, 2013, the Purchasers, the ZaZa LLC Members and the ZaZa Founders entered into an Amended and Restated Lock-Up Agreement with us (the “Lock-Up Agreement”), pursuant to which, the Purchasers, ZaZa LLC Members and the ZaZa Founders have agreed to limit their aggregate sales of shares of Common Stock (including hedging) until February 21, 2017 to an amount not to exceed annually a maximum percentage of the aggregate amount of Common Stock then outstanding.  The maximum percentage is determined based on the VWAP of Common Stock for the 10 trading days prior to such determination as follows: 10% for a VWAP of $9.45 per share or less; 15% for a VWAP of $9.45 to $12.59 per share; and 40% for a VWAP of $12.60 per share or more.  The maximum percentage is subject to adjustment for stock splits, combinations, reorganizations reclassifications and similar occurrences.

In the first quarter of 2013, we extinguished Senior Secured Notes in the aggregate principal amount of $33.2 million and associated discounts and debt issuance costs of $9.1 million and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the Warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.

In the second and third quarters of 2013, we recognized a loss on extinguishment of debt of $1.1 million and $0.4 million, respectively, associated with penalties on the prepayments of principal on our Senior Secured Notes.  At December 31, 2013, the Senior Secured Notes, which had a book value of $23.1 million, had a fair value of approximately $25.6 million.  At December 31, 2013 and 2012, the unamortized issuance discount related to Senior Secured Notes was $3.7 million and $9.6 million respectively.  At December 31, 2013 and 2012, the outstanding principal on the Senior Secured Notes was $26.8 million and $33.2 million respectively.

The Company used the approximately $11.5 million restricted cash together with approximately $1.1 million of cash on hand, to prepay a portion of its 8% Senior Secured Notes due 2017 as further described in Note 19 — Subsequent events.  After giving effect to this prepayment, the Company will have Senior Secured Notes outstanding with an aggregate principal amount of $15.0 million.  The prepayment included accrued interest and a prepayment premium totaling approximately $0.8 million.

In anticipation our independent registered public accounting firm including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 – Going concern, on March 14, 2014, the Company entered into Amendment No. 6 to the Securities Purchase Agreement, which amended the Securities Purchase Agreement to obtain relief from the “going concern” requirements for the Company’s fiscal year 2013 financial statements consistent with the relief obtained for the 2012 financial statements.

9.00% Convertible Senior Notes due 2017

On October 22, 2012, the Company successfully completed the issuance and sale of $40,000,000 aggregate principal amount of the Convertible Notes).  The Convertible Notes were sold in a private placement to investors that are qualified institutional buyers and accredited investors (as such terms are defined under the Securities Act of 1933, as amended (the “Securities Act”)), in reliance upon applicable exemptions from registration under Section 4(a)(2) of and Regulation D under the Securities Act pursuant to Note Purchase Agreements, dated October 16, 2012 (collectively, the “Note Purchase Agreements”) among the Company and the several purchasers that are signatories thereto (collectively, the “Convertible Notes Purchasers”).  The Convertible Notes were issued to the Convertible Notes Purchasers pursuant to an Indenture, dated October 22, 2012 (the “Convertible Notes Indenture”), among the Company, certain subsidiary guarantors party thereto (the “Convertible Notes Guarantors”), and Wilmington Trust, National Association, as trustee thereunder.  The Convertible Notes were sold to the Convertible Notes Purchasers at a price of $950 for each $1,000 original principal amount thereof, for aggregate gross proceeds of $38.0 million.  The Company used the net proceeds from the offering of the Convertible Notes, after discounts and offering expenses, of approximately $35.2 million to fund drilling capital expenditures and leasehold transactions and for general corporate purposes.

Interest on the Convertible Notes began accruing on October 22, 2012 and the Convertible Notes mature August 1, 2017.  The Convertible Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears on February 1 and August 1 of each year beginning February 1, 2013, and mature on August 1, 2017 unless earlier converted, redeemed or repurchased.

The Convertible Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Note, reflecting a conversion premium of approximately 32.28% of the closing price of the Company’s common stock on the pricing date of the offering, which equates to an initial conversion price of $2.50 per share.  In certain circumstances, after the occurrence of a fundamental change (as defined in the Indenture), the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash of all or a portion of such holder’s Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Convertible Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to, with certain exceptions, incur additional indebtedness or guarantees of indebtedness, and to dispose of assets, except under certain conditions and with certain exceptions, including contributions of assets to specified joint venture transactions.  In addition, the terms of the Convertible Notes Indenture require that the Company file all reports customarily filed with the SEC within the time frames required by SEC rules and provide information to permit the trading of the Convertible Notes pursuant to SEC Rule 144A, and that all current and future domestic restricted subsidiaries (as defined in the Convertible Notes Indenture) of the Company, except for immaterial subsidiaries, jointly and severally guarantee the Convertible Notes on a senior unsecured basis.  The Company will be able to designate a restricted subsidiary as an unrestricted subsidiary under specified conditions.

The Company designated its foreign subsidiaries as unrestricted.  These subsidiaries had no business operations as of December 31, 2013 and had assets consisting of $12.4 million of restricted cash and other assets and $19.0 million of intercompany receivables.  These intercompany receivables will be forgiven and treated as a dividend in accordance with lender approval, during 2014, or as soon as commercially possible.

The Convertible Notes Indenture contains customary events of default, including failure to pay interest after a 30 day grace period, failure to pay principal when due, failure to comply with certain covenants, such as the offer to repurchase upon a fundamental change, failure to comply with other covenants after a customary grace period, cross-defaults, judgment defaults and certain bankruptcy events. If an event of default on the Convertible Notes has occurred and is continuing, the principal amount of the Convertible Notes, plus any accrued and unpaid interest, may become immediately due and payable. Upon the occurrence of certain events of default, these amounts automatically become due and payable.

In addition, if the Company elects, the sole remedy for an event of default relating to the Company’s failure to comply with the SEC reporting requirements under the Convertible Notes Indenture will, for the first 90 days after the occurrence of such an event of default, consist exclusively of the right to receive special interest on the Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Convertible Notes.  If the Company elects, such special interest will be payable in the same manner and on the same dates as the stated interest payable on the Convertible Notes.

The Convertible Notes and Conversion Shares have not been registered, nor are required to be registered, under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

At December 31, 2013 and December 31, 2012, the unamortized issuance discount related to Convertible Notes was $12.0 million and $14.7 million, respectively.  The outstanding principal on the Convertible Notes was $40.0 million at both December 31, 2013 and December 31, 2012.

8.00% Subordinated Notes due 2017

Simultaneously with the consummation of the Combination, and pursuant to the Contribution Agreement dated August 9, 2011 among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”), the ZaZa LLC Members contributed all of the direct or indirect limited liability company interests in ZaZa LLC to us in exchange for (i) a number of shares of Common Stock that, in the aggregate, represented 75% of the issued and outstanding shares of Common Stock immediately after the consummation of the Combination (but without giving effect to the shares of Common Stock issuable upon exercise of the Warrants as discussed above), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members as partial consideration for the Combination.  In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the ZaZa Founders that own and control the ZaZa LLC Members, in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC for back salary, bonuses, incentive compensation or other compensation payable to them by ZaZa LLC in connection with or in respect of periods prior to the consummation of the Combination.  The subordinated notes issued to the ZaZa Founders and the ZaZa LLC Members (the “Subordinated Notes”) accrue interest at a rate of 8% per annum, are payable monthly in cash, and mature on August 17, 2017.  Subject to certain conditions, including the terms of the Amended and Restated Subordination Agreement described above, we may make regularly scheduled interest payments to the ZaZa LLC Members and the ZaZa Founders on the Subordinated Notes and may prepay the Subordinated Notes at any time.  We are required to repay the Subordinated Notes, pro rata, with 20% of the proceeds of any subordinated debt financing and 20% of the proceeds of any equity financing completed on or after February 21, 2015.  We made regular interest payments on these notes during 2013 and continue to do so.

On February 24, 2014 the Company agreed to exchange $47.3 million of Subordinated Notes into a combination of shares of ZaZa common stock and a new series of perpetual preferred stock as described in Note 19 — Subsequent events

For the years ended December 31, 2013 and 2012, interest expense consisted of the following (in thousands):

	December 31,
	2013	2012
Interest expense on Senior Secured Notes	$2,377	$5,838
Interest expense on Convertible Senior Notes	3,600	690
Interest expense on Subordinated Notes	3,786	3,308
Interest expense on revolving credit line	—	45
Interest expense on ZaZa LLC Members’ Notes	—	50
Amortization of issuance costs on Senior Secured Notes	58	454
Amortization original issuance discount on Senior Secured Notes	1,817	3,986
Amortization of issuance costs on Convertible Senior Notes	373	82
Amortization original issuance discount on Convertible Senior Notes	2,660	480
Other interest (income) expense	(56)	335
Capitalized interest	(346)	(563)
Total interest expense, net	$14,269	$14,705

NOTE 13 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 9.1 million shares authorized for issuance under the Plan adopted in March 2012.  At December 31, 2013, approximately 3.9 million shares were available for future grants under the Plan.

Stock-based compensation costs for the years-ended December 31, 2013 and 2012 were $3.7 million and $16.5 million, respectively.  We did not have stock-based compensation cost prior to the second quarter of 2012.

The following table presents the changes in restricted stock awards pursuant to the Plan:

	Number	Weighted Average
	of Shares	Grant Date
	(in thousand)	Fair Value per Share	Intrinsic value
Unvested balance at December 31, 2011	—	$—	$—
Granted	6,492	4.01	26,016
Vested	(6,337)	4.00	25,346
Unvested balance at December 31, 2012	155	$4.32	$670
Granted	4,018	1.47	5,896
Vested	(1,786)	1.43	(2,563)
Cancelled/Forfeited	(80)	1.32	(105)
Unvested balance at December 31, 2013	2,307	$1.69	$3,898

The total vest date fair value of awards vested in 2013 and 2012 was $2.6 million and $15.0 million, respectively. At December 31, 2013 and 2012, we had $2.6 million and $0.5 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 1.75 and 1.37 years, respectively.

NOTE 14 — SEVERANCE COSTS

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses. As of December 31, 2013, we have a remaining liability of $1.4 million of which $1.0 million is recorded in current accrued liabilities and $0.4 million is recorded in non-current accrued liabilities.

NOTE 15 — OPERATING LEASES

ZaZa has non-cancelable office leases in Houston and Huntsville, Texas, with lease terms until March 2017.  Rent expense for the years ended December 31, 2013 and 2012 totaled $1.4 million and $1.2 million, respectively, before reimbursements from subleases of $0.4 million and zero, respectively.

Future minimum rental payments under all non-cancelable operating leases as of December 31, 2013 were as follows (in thousands):

	Gross payments	Sublease receipts	Net payments
2014	$1,161	$(411)	$750
2015	147	—	147
2016	147	—	147
2017	30	—	30
2018	—	—	—
Thereafter	—	—	—
	$1,485	$(411)	$1,074

NOTE 16 — RELATED PARTY TRANSACTIONS

On February 24, 2014, we entered into the Subordinated Notes Exchange Agreements to exchange the Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in subordinated notes held by each ZaZa Founder or his affiliated entity, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on refinancing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.

On August 21, 2013, the Company entered into a stock purchase agreement with Todd A. Brooks, the President and Chief Executive Officer of the Company.  Under the stock purchase agreement, Mr. Brooks agreed to purchase from the Company 1,500,000 shares of the Company’s common stock at a price of $0.92 per share, which was the closing bid price of the common stock on the NASDAQ on August 21, 2013, for total consideration of $1,380,000.  The stock purchase agreement contains customary representations, warranties and indemnification obligations of the parties.  The Company intends to use the proceeds from the issuance of stock to acquire oil and gas properties.  The shares of common stock were sold to Mr. Brooks in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

Prior to the Combination, ZaZa LLC entered into assignments of overriding royalty interests (the “ORRI Assignments”) with each of the ZaZa Founders (which includes our Chief Executive Officer and President Todd A. Brooks and directors Gaston L. Kearby and John E. Hearn Jr.).  The ORRI Assignments granted each of the ZaZa Founders a direct or indirect interest in an overriding royalty interest generally equal to one percent (1%) (for a total of three percent (3%)) in any interests that ZaZa LLC acquires within select counties  in Texas, Louisiana, Mississippi, Alabama and Florida that generally make up the upper cretaceous shale across the southern Gulf Coast of the United States.  The ORRI Assignments expire on April 29, 2016.

Effective May 1, 2010, ZaZa LLC and its members entered into a compensation agreement in which base salary, discretionary bonus and incentive compensation were defined. Incentive compensation was based on the fulfillment of certain performance metrics and the occurrence of a “Company liquidity event,” defined therein as an initial public offering, merger, reverse merger, financing or other availability of capital deemed financially beneficial to ZaZa. For the year ended December 31, 2012, ZaZa paid deferred compensation of $10.8 million and bonuses of $6.7 million.  These compensation agreements were terminated in connection with the Combination on February 21, 2012.

In March 2011 ZaZa entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provided ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel.  Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM.  ZaZa reimbursed SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handled all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement.  For the years ended December 31, 2012, ZaZa paid SPM $18.3 million (including $52 thousand in management fees) under this agreement.  Effective November 1, 2012, 100% of the units and ownership in SPM was assigned to ZaZa LLC.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent aircraft for business travel reasons and be charged for the pilots’ time, hanger fees and fuel.  During the year ended December 31, 2013 and 2012 ZaZa was charged and paid $2,000 and $115,000, respectively, for such services.

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador and ZaZa LLC, the ZaZa Founders, each determined to transfer to certain service providers approximately 1.7 million shares of restricted common stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders.  Because such transfers were expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

On September 11, 2012, the Company entered into separate Reimbursement Agreements with each of Blackstone Oil & Gas, LLC (“Blackstone”), Omega Energy Corp. (“Omega”), and Lara Energy, Inc. (“Lara”) (together, the “Reimbursement Agreements”).  Blackstone, Omega, and Lara are respectively controlled by Todd A. Brooks, who serves as the Company’s President and Chief Executive Officer and also as a Director, Gaston L. Kearby, who is the former Executive Director-Operations and currently serves as a Director of the Company, and John E. Hearn Jr., who is the former Chief Operating Officer and a Director of the Company.  Pursuant to the Reimbursement Agreements, the Company will reimburse each of Blackstone, Lara, and Omega for the value of the tax benefit(s) received by the Company due to the transfers of Restricted Stock within thirty (30) days of such time(s) when the Company is able to make use of the expense(s) relating thereto to reduce its federal income tax withholding or payments (the “Reimbursements”).  If Blackstone, Lara, and Omega together cease to control a majority of the common stock of the Company prior to the time that the Company is able to make use of any or all of such expenses to reduce its federal income tax withholding or payments, then the Company will pay to each of Blackstone, Lara, and Omega an amount equal to thirty-five percent (35%) of the value of the shares of the Restricted Stock (determined at the time of vesting) transferred by each such grantor.

The Company estimates that the Reimbursements could be as much as $1.4 million for each of Blackstone, Lara, and Omega, but no payments have been made during the year ended December 31, 2013 and 2012.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the founders.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

Sankalp Americas, Inc. Casing Collar Failure

On March 13, 2013, ZaZa LLC filed a lawsuit in Harris County District Court against Sankalp Americas, Inc. (“Sankalp”).   The dispute arose due to the catastrophic loss of a 17,000 plus foot horizontal well, the Stingray A-1H, drilled by ZaZa LLC in Walker County, Texas.  While ZaZa LLC worked to complete the sixteenth stage of its hydraulic fracturing operations, a casing collar manufactured by Sankalp failed, separating completely, and causing a downhole restriction.  This restriction, which could not be remediated, ultimately resulted in the loss of the entire horizontal portion of the well.  ZaZa LLC seeks to recover its economic damages and court costs from Sankalp for its substantial losses caused by such failure.  The case is set for trial in the fourth quarter of 2014.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 18 — DISCLOSURE OF MAJOR CUSTOMERS

For the years ended December 31, 2013 and 2012, customers who accounted for more than 10% of revenues included (in thousands):

	2013	2012

Gulfmark Energy, Inc.	$4,141	$1,836
Texla Energy Management Inc	1,192	878
Hess Corporation	—	3,883
Southern Bay Oil & Gas LP	997	—

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated its December 31, 2013 financial statements for subsequent events. Other than as noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Escrow release

On February 6, 2014, the Company entered into an agreement with Hess to address certain outstanding matters related to the dissolution of the prior joint ventures between Hess and the Company.  Under the agreement, Hess agreed to (a) direct the escrow agent to release the $15 million of restricted cash proceeds that had been held in escrow since 2012 and (b) terminate its right to receive any proceeds from litigation being pursued by ZaZa related to certain leases in the companies’ former Texas joint venture.  The agreement released approximately $11.5 million of the escrow proceeds to the Company and approximately $3.5 million to Hess.  The $3.5 million released to Hess was treated as a loss and included within discontinued operations.  Furthermore, the Company agreed to terminate overriding royalty interests in certain assets in the Paris Basin, France.  The parties also provided each other with mutual releases in respect of these matters.

The Company used the approximately $11.5 million together with approximately $1.1 million of cash on hand, to prepay a portion of its 8% Senior Secured Notes due 2017.  After giving effect to this prepayment, the Company will have Senior Secured Notes outstanding with an aggregate principal amount of $15.0 million.  The prepayment included accrued interest and a prepayment premium totaling approximately $0.8 million.

East Texas joint-venture exchange acreage

On March 7, 2014, ZaZa entered into a further amendment to JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  Additionally, the counterparty committed to drill two additional test wells, with drilling on the first of such wells to commence by July 1, 2014.

Also pursuant to the amendment and effective March 7, 2014, we and the counterparty agreed to terminate that certain Participation Agreement, effective as of March 1, 2012, by and between the Company and Range Texas Production, LLC (“Range”) (such agreement, as amended, the “Range Agreement”).  Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, the counterparty pursuant to that certain Quitclaim Assignment and Bill of Sale, effective as of December 1, 2013, by and between Range and the counterparty.  The Range Agreement provided for the joint development by Range and the Company of oil and gas leases in the Eaglebine trend.  The joint development of such leases will now be governed by the JEDA.

South Texas Joint Venture with Sabine

Under our joint venture with Sabine, Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015. (assuming affirmative elections to participate in such lease acreage acquisition(s)).

Subordinated note conversion

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the ZaZa LLC Members and the ZaZa Founders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each ZaZa Founder and the ZaZa LLC Member that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on refinancing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.

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

Capitalized Costs Related to Oil and Gas Producing Activities.  The following table presents the capitalized costs relating to ZaZa’s oil and gas producing activities at December 31, 2013 and 2012.  Capitalized costs of $10.0 million related to assets held for sale are excluded as of December 31, 2012.

	December 31,
	2013	2012
	(In thousands)
Proved properties	$22,394	$38,788
Unproved properties	28,993	113,040
	51,387	151,828
Accumulated depreciation, depletion and amortization	(5,336)	(3,052)
Net oil and gas properties	$46,051	$148,776

Costs Incurred.  The following table presents the costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012
	(In thousands)
Property acquisition costs:
Proved	$3,109	$540
Unproved	12,883	19,988
Exploration	24,958	28,366
Development	728	8,973
Total	$41,678	$57,867

Total costs incurred during the years ended December 31, 2013 and 2012, include capitalized interest of $0.3 million and $0.6 million respectively.

Proved Reserves.  The following table presents ZaZa’s proved reserves at December 2013, 2012 and 2011, along with changes in proved reserves for years ended December 31, 2013 and 2012.

	Gas	Oil	Equivalent
United States	(MMcf)	(MBbls)	(MBOE)
Proved reserves - December 31, 2011(1)	4,129	945	1,633
Revisions of prior estimates	(1,511)	435	183
Extensions and discoveries	1,348	2,639	2,864
Improved recovery	—	—	—
Production	(162)	(98)	(125)
Acquisitions of reserves in-place	—	—	—
Divestitures of reserves in-place	(2,091)	(858)	(1,207)
Proved reserves - December 31, 2012	1,713	3,063	3,348
Revisions of prior estimates	53	5	14
Extensions and discoveries	146	29	53
Production	(250)	(90)	(131)
Acquisitions of reserves in-place	1,953	305	630
Divestitures of reserves in-place	(1,418)	(2,991)	(3,227)
Proved reserves - December 31, 2013	2,197	321	687

(1)                                 Does not include any pro forma adjustments for the HOA with Hess.

	Gas	Oil	Equivalent
France	(MMcf)	(MBbls)	(MBOE)
Proved reserves - December 31, 2011	—	—	—
Revisions of prior estimates	—	—	—
Extensions and discoveries	—	—	—
Improved recovery	—	—	—
Production	—	(252)	(252)
Acquisitions of reserves in-place	—	5,728	5,728
Divestitures of reserves in-place	—	(5,476)	(5,476)
Proved reserves - December 31, 2012 (1)	—	—	—

(1)                                 After the sale of ZaZa France SAS on December 21, 2012, the Company does not own any reserves in France.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries—Oil and Gas (Topic 932). The information is based on estimates prepared by our independent engineering firm. The “standardized measure of discounted future net cash flows” should not be viewed as representative of the current value of our proved oil reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

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

The following table presents the standardized measure of discounted future net cash flows from production of ZaZa’s oil and gas reserves for the years ended December 31, 2013 and 2012:

(In thousands)
For the year ended December 31, 2013
Future cash inflows	$32,115
Future production costs	(10,351)
Future development costs	(1,373)
Future income tax expense	(1,575)
Future net cash flows	18,816
10% annual discount for estimated timing of cash flows	(4,280)
Standardized measure of discounted future net cash flows related to proved reserves	$14,536

For the year ended December 31, 2012
Future cash inflows	$306,203
Future production costs	(93,364)
Future development costs	(114,517)
Future income tax expense	(2,143)
Future net cash flows	96,179
10% annual discount for estimated timing of cash flows	(59,032)
Standardized measure of discounted future net cash flows related to proved reserves	$37,147

The prices of oil and natural gas at December 31, 2013 and 2012, used to estimate reserves in the table shown above, were approximately $96.97 per Bbl and approximately $103.48 per Bbl, of oil, respectively, and approximately $3.64 per Mcf and approximately $2.83 per Mcf of natural gas, respectively.  The price utilized was the proceeding twelve month average price based on closing prices on the first day of each month for the year and adjusted for differentials such as gravity, quality and geographical location.

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table presents the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2013. and 2012 (in thousands)

	2013	2012
Beginning of the year	$37,147	$50,343
Net changes in prices and production costs	(1,469)	(203)
Net changes in future development costs	47,290	3,050
Oil and gas net revenue	(6,746)	(6,009)
Extensions and discoveries	1,672	27,905
Acquisition of reserves	17,140	8,741
Divestiture of reserves	(80,027)	(45,474)
Revisions of previous quantity estimates	(3,836)	(2,831)
Previously estimated development costs incurred	—	—
Net changes in taxes	609	(1,207)
Accretion of discount	3,835	3,121
Changes in timing and other	(1,079)	(289)
End of the year	$14,536	$37,147