Form 10-Q
period 2014-03-31
ZaZa Energy Corp
filed 2014-05-13
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of April 30, 2014, there were 107,148,103 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,732	$15,186
Restricted cash	—	11,500
Accounts receivable	2,499	1,822
Prepayments and other current assets	840	1,606
Total current assets	14,071	30,114

Property and equipment:
Oil and gas properties, successful efforts method	52,525	51,387
Furniture and fixtures	1,843	1,843
Total property and equipment	54,368	53,230
Accumulated depletion, depreciation and amortization	(8,449)	(6,757)
Property and equipment, net	45,919	46,473

Other assets	6,020	8,089
Deferred taxes	2,889	2,866

Total assets	$68,899	$87,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$1,234	$755
Accrued liabilities	4,340	5,918
Deferred income taxes	2,889	2,866
Senior Secured Notes, net of discount	13,501	10,177
Income taxes payable	882	855
Total current liabilities	22,846	20,571

Long-term accrued liabilities	13,247	14,740
Asset retirement obligations	345	306
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	—	12,969
Convertible Senior Notes, net of discount	28,665	27,957
Subordinated notes	47,330	47,330
Warrants associated with Senior Secured Notes	11,062	15,540
Embedded conversion options associated with Convertible Senior Notes	3,045	4,995
Total liabilities	130,668	148,536

Stockholders’ deficit:
Common stock, $0.01 par value, 250,000,000 shares authorized; 107,494,950 and 107,589,041 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,075	1,076
Additional paid-in capital	110,166	109,636
Accumulated retained deficit	(172,968)	(171,613)
Accumulated other comprehensive income (loss)	(42)	(93)
Total stockholders’ deficit	(61,769)	(60,994)

Total liabilities and stockholders’ deficit	$68,899	$87,542

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues and other income:
Oil and gas revenues	$3,026	$2,797
Total revenues and other income	3,026	2,797

Operating costs and expenses:
Lease operating expense	1,018	433
Depreciation, depletion, amortization, and accretion	1,704	1,358
Impairment of oil and gas properties	1,630	—
General and administrative	6,163	6,858
Gain on asset divestitures	(4,076)	—
Total operating costs and expenses	6,439	8,649

Operating loss	(3,413)	(5,852)

Other expenses:
Loss on extinguishment of debt	1,981	15,092
Interest expense, net	3,610	3,555
Gain on fair value of warrants associated with Senior Secured Notes	(4,478)	(11,162)
Gain on fair value of embedded conversion options associated with Convertible Senior Notes	(1,950)	(6,348)
Total other expenses (income)	(837)	1,137

Loss from continuing operations before income taxes	(2,576)	(6,989)
Income tax expense (benefit)	(1,221)	(4,665)
Loss from continuing operations	(1,355)	(2,324)
Loss from discontinued operations, net of taxes	—	(554)
Net loss	$(1,355)	$(2,878)

Basic loss per share:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	—	(0.01)
Total basic loss per share	$(0.01)	$(0.03)

Diluted loss per share:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	—	(0.01)
Total diluted loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	105,356	102,523
Diluted	105,356	102,523

Consolidated Statement of Comprehensive Loss
Net loss	$(1,355)	$(2,878)
Foreign currency translation, net of taxes	51	(99)
Comprehensive loss	$(1,304)	$(2,977)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common		Additional	Retained	Other	Total
	Stock	Common	Paid-in	Earnings	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance at December 31, 2013	107,589	$1,076	$109,636	$(171,613)	$(93)	$(60,994)
Stock-based compensation cost	(94)	(1)	530	—	—	529
Comprehensive income (loss)	—	—	—	(1,355)	51	(1,304)
Balance at March 31, 2014	107,495	$1,075	$110,166	$(172,968)	$(42)	$(61,769)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,355)	$(2,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	1,704	1,358
(Gain) loss on asset divestitures	(4,076)	554
Loss on impairment of oil and gas properties	1,630	—
Deferred income taxes	(1,257)	(4,443)
Amortization of deferred debt issuance costs and discount	1,346	1,274
Loss on extinguishment of debt	1,593	15,092
Unrealized gain on value of warrants	(4,478)	(11,162)
Unrealized gain on value of embedded conversion option	(1,950)	(6,348)
Stock-based compensation expense	529	84
Changes in operating assets and liabilities:
Restricted cash	11,500	273
Accounts receivable	(677)	(344)
Prepayments and other assets	785	(208)
Accounts payable and accrued liabilities	(1,411)	1,905
Cash provided by (used in) operating activities - continuing operations	3,883	(4,843)
Cash used in operating activities - discontinued operations	—	(554)
Net cash provided by (used in) operating activities	3,883	(5,397)

Cash flows from investing activities:
Proceeds from divestitures	4,701	—
Additions to oil and gas properties	(1,319)	(21,162)
Cash provided by (used in) investing activities - continuing operations	3,382	(21,162)

Cash flows from financing activities:
Payment of senior secured notes	(11,770)	—
Cash used in financing activities - continuing operations	(11,770)	—

Effects of foreign currency translation on cash and cash equivalents	51	(99)
Net decrease in cash and cash equivalents	(4,454)	(26,658)
Cash and cash equivalents, beginning of period	15,186	34,649
Cash and cash equivalents, end of period	$10,732	$7,991

Supplemental disclosures:
Cash paid during the period for interest	$3,255	$2,394
Cash paid during the period for income taxes	$—	$155

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional oil and gas assets.  We currently operate primarily through joint ventures in the Eaglebine trend in East Texas and the Eagle Ford trend in South Texas.  As of December 31, 2013, we held approximately 64,000 net acres in our areas of operations with proved reserves of approximately 687 MBoe (47% oil) having a standardized measure of approximately $14.5 million.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.  In this Quarterly Report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa Energy Corporation and its subsidiaries.

During interim periods, ZaZa follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.

All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of March 31, 2014, approximately 134,000 net acres in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator and will pay us certain cash amounts, bear 100% of the drilling and completion costs of certain specified wells, and pay a portion of our share of any additional seismic or well costs in order to earn its interest in these properties.  Generally, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

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

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 net acres that we owned and that comprised a portion of our interest in South Texas.  Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavaca Counties, and a well that we refer to as the “Boening well.”  Sabine also has agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

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

Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014.  We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 10 gross (2.5 net) wells in South and East Texas. Approximately 2 gross (0.5 net) wells have been drilled and completed as of March 31, 2014. The remaining 8 gross (2.0 net) wells are expected to be drilled and completed by December 31, 2014.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities, among others, to fund our cash needs and to accomplish the balance sheet initiative described in the section “Management’s discussion and analysis of financial condition and results of operations - liquidity and capital resources”. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Over the next nine months, we intend to fund approximately $7.7 million in cash general and administrative expenses and $6.7 million in cash interest payments from cash currently on hand and net cash flows from operations. Our planned capital expenditures for the remainder of the year are limited to $2.0 million as we are carried for an additional 8 gross wells and approximately $9.2 million (including costs for 2 of the 8 additional gross carried wells) in additional miscellaneous expenses. Also, on February 6, 2014, we reduced the outstanding principal amount of our Senior Secured Notes by $11.8 million to $15.0 million with previously restricted cash from the Hess escrow and $1.1 million in cash on hand. We classified $13.5 million of our Senior Secured Notes as current as of March 31, 2014 consisting of principal of $15.0 million and discount of $1.5 million pursuant to the Securities and Purchase Agreement which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning February 21, 2015.

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

Other Assets

Other assets consist of long term restricted deposits related to letters of credit with the Railroad Commission and other vendors, carrying values associated with our joint venture carried wells, and debt issuance costs.  At March 31, 2014 and December 31, 2013, debt issuance costs were $2.5 million and $2.5 million, and accumulated amortization was $0.5 million and $0.5 million, respectively. The costs are being amortized over the life of the associated debt.

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

Foreign Currency Translation

The United States dollar is the functional currency for all of ZaZa’s consolidated subsidiaries except for certain of its French subsidiaries, for which the functional currency is the Euro. Our French subsidiaries hold an immaterial amount of cash and no other assets.  For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated using the period-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are included in Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheets. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period.

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

Earnings (loss) Per Common Share

Basic earnings (loss) per share is calculated by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflect the potential dilutive effect of unvested share-based payments, warrants and debt instruments that can be converted into common stock. We use the treasury stock method to compute potential common shares from unvested share-based payments and warrants and the if-converted method to compute potential common shares from convertible notes. When a net loss occurs, potential common shares have an anti-dilutive effect on loss per share and are excluded from the diluted loss per share calculations.

Recent Accounting Standards

In March 2013, the FASB issued ASU 2013-05 to clarify the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  We adopted the new standard for our fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2014. The adoption of this had no impact on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08 that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of discontinued operations. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. This accounting standards update is effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted but only for disposals (or classifications that are held for sale) that have not been reported in financial statements previously issued or available for use. We adopted the new standard for our fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2014. The adoption of this had no impact on our financial position, results of operations or cash flows.

NOTE 4 — LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Basic loss per share:
Numerator:
Loss from continuing operations	$(1,355)	$(2,324)
Loss from disc. operations, net	—	(554)
Net loss	$(1,355)	$(2,878)

Denominator:
Weighted average common shares outstanding	105,356	102,523

Basic loss per share:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	—	(0.01)
Total basic loss per share	$(0.01)	$(0.03)

Diluted loss per share:
Numerator:
Loss from continuing operations	$(1,355)	$(2,324)
Impact of assumed conversions on interest	—	—
Less: gain on fair value of warrants, net of tax	—	—
	(1,355)	(2,324)
Loss from disc. operations, net	—	(554)
Net loss	$(1,355)	$(2,878)

Denominator:
Weighted average common shares	105,356	102,523
Net warrants issued for secured debt under the treasury stock method	— (a)	— (a)
Weighted average shares associated with convertible debt	— (b)	— (b)
Unvested restricted stock	— (c)	— (c)
Weighted average diluted shares outstanding	105,356	102,523

Diluted loss per share:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	—	(0.01)
Total diluted loss per share	$(0.01)	$(0.03)

(a)         For the three months ended March 31, 2014 and 2013, the average ZaZa share price was lower than the exercise price of the warrants and therefore the anti-dilutive effect was not considered.

(b)         For the three months ended March 31, 2014 and 2013, the number of shares used in the calculation of diluted income per share did not include 16.0 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes due to their anti-dilutive effect.

(c)          For the three months ended March 31, 2014, and 2013, the number of shares used in the calculation of diluted income per share did not include 1.9 million and 0.2 million shares respectively, unvested restricted common stock awards due to their anti-dilutive effect.

NOTE 5 —INCOME TAXES

We are subject to income taxes primarily in the United States. The provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We did not pay any income taxes in the first quarter of 2014. We paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

We have approximately $24.3 million gross net operating losses. As a result of the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

We are subject to income taxes primarily in the United States. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. All interest and penalties related to income tax is charged to general and administrative expense. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized.

The following table reconciles income tax expense/(benefit) at the U.S. federal statutory rate to the expense/(benefit) for income taxes (in thousands):

	Three Months Ended March 31,
	2014	2013

Statutory tax at 35%	$(902)	$(2,446)
(Gain) Loss on Warrants	(245)	(95)
Adjustments to valuation allowance	(110)	(2,155)
Foreign rate differential and other	36	31
Income tax expense (benefit)	$(1,221)	$(4,665)

Income tax benefit for the three months ended March 31, 2014 and 2013 was $1.2 million and $4.7 million, respectively. The income tax benefit for the three months ended March 31, 2014 of $1.2 million is different from the statutory tax benefit (at a rate of 35%) of $0.9 million due to permanent differences related to the gain on the warrants. The income tax benefit for the three months ended March 31, 2013 of $4.7 million is different from the statutory tax benefit (at a rate of 35%) of $2.4 million due to a reduction in the valuation allowance.

As of March 31, 2014, the difference between the gross unrecognized tax benefits of $16.4 million and $13.2 million recorded on the balance sheet in long-term accrued liabilities (of which $13.1 million is related to unrecognized tax benefits) is due to $3.3 million available NOL that is netted against the uncertain tax position. As of December 31, 2013, the difference between the gross unrecognized tax benefits of $16.4 million and $14.7 million recorded on the balance sheet in long-term accrued liabilities (of which $14.3 million is related to unrecognized tax benefits) is due to $2.1 million available NOL that is netted against the uncertain tax position. The uncertain tax position is available to support recognition of a $3.3 million deferred tax asset as of March 31, 2014, an increase of $1.2 million, equal to the tax benefit for the quarter, from December 31, 2013.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the three month periods ended March 31, 2014 and 2013. Amounts of income tax expense or benefit related to components of other comprehensive income, including reclassifications within other comprehensive income, are not material for the three month periods ended March 31, 2014 and 2013.

NOTE 6 — FAIR VALUE MEASUREMENTS

Authoritative literature establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

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

Level 3:          Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include warrants, embedded conversion options and debt. Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2014 and December 31, 2013, due to the short-term nature or maturity of the instruments.

The Senior Secured Notes and Subordinated Notes were valued under the income approach using discounted cash flows.  The Convertible Senior Notes and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion option in addition to the value of the note. The warrants associated with the Senior Notes were valued as written call options using a Binomial Lattice Model.

Cash flows were discounted utilizing the US Treasury rate and our credit spread to estimate the appropriate risk adjusted rate.  A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Note as of the issuance date that equates to proceeds received. The current stock price, US Treasury rate and stock price volatility are based on observable market data and are considered Level 2 inputs.  Our credit spread is unobservable and considered a Level 3 input.  The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2014
Warrants	—	—	11,062	11,062
Embedded conversion option	—	—	3,045	3,045
Total	$—	$—	$14,107	$14,107

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2013
Warrants	—	—	15,540	15,540
Embedded conversion option	—	—	4,995	4,995
Total	$—	$—	$20,535	$20,535

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$20,535	$49,425
Issuance of warrants	—	—
Amendment to warrant agreement	—	10,890
Unrealized (gain) loss on warrants included in earnings	(4,478)	(11,162)
Unrealized (gain) loss on embedded conversion option included in earnings	(1,950)	(6,348)
Balance at end of period	$14,107	$42,805

On March 31, 2014, the Senior Secured Notes, which had a book value of $13.5 million (net of unamortized discount of $1.5 million), had a fair value of approximately $14.3 million.  An increase in the credit spread by 500 basis points results in a $0.5 million decrease in the fair value of the note.

On March 31, 2014, the Convertible Senior Notes, which had a book value of $28.7 million (net of unamortized discount of $11.3 million), had a fair value of approximately $32.4 million.  An increase in the credit spread by 500 basis points results in a $3.1 million decrease in the fair value of the note.

On March 31, 2014, Subordinated Notes, which had a book value of $47.3 million, had a fair value of approximately $31.1 million.  An increase in the credit spread by 500 basis points results in a $3.3 million decrease in the fair value of the note.

As of March 31, 2014, an increase in the volatility by 5% results in a $0.9 million and $0.3 million increase in the fair values of the warrants and embedded conversion option, respectively.

NOTE 7 — IMPAIRMENT OF ASSETS

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

In the first quarter of 2014, non-producing leasehold costs in South Texas with carrying values of $2.4 million were written down to their fair values of $0.8 million, resulting in pretax impairment charges of $1.6 million. The decline in fair value of these non-producing leases is driven by shorter remaining lease terms.  There were no impairments in the first quarter of 2013.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Asset retirement obligations at beginning of period	$306	$130
Obligations incurred	18	—
Revisions	9	—
Accretion expense	12	11
Obligations reclassified as held for sale	—	(125)
Asset retirement obligations at the end of period	$345	$16

NOTE 9 — LONG-TERM DEBT

As described in more detail in our 2013 annual report on Form 10-K, our long-term debt includes 8.00% Senior Secured Notes due 2017 (10% as of March 1, 2014) (“Senior Secured Notes”), 9.00% Convertible Senior Notes due 2017 (“Convertible Notes”), and 8.00% Subordinated Notes due 2017 (“Subordinated Notes”). The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Notes are disclosed in “Note 6 — Fair Value Measurement”.

Our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013

Senior Secured Notes, net of discount (1)	$13,501	$23,146
Convertible Notes, net of discount (2)	28,665	27,957
Subordinated notes	47,330	47,330
Total debt	89,496	98,433
Less: current portion (3)	(13,501)	(10,177)
Total long-term debt	$75,995	$88,256

(1)                      The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2015 using the effective interest rate method and rate of 21.2%.

(2)                      The Convertible Notes original issuance discount is amortized to the principal amount through maturity on August 1, 2017 using the effective interest rate method and rate of 17.5%.

(3)                      We classified $13.5 million of our Senior Secured Notes as current as of March 31, 2014 consisting of principal of $15.0 million and discount of $1.5 million pursuant to the Securities Purchase Agreement described below, which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning February 21, 2015. We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 consisting of principal of $11.8 million and discount of $1.6 million pursuant to Amendment No. 5 to the Securities and Purchase Agreement, which required the principal balance to be reduced to $15 million by February 28, 2014.

8.00% Senior Secured Notes due 2017 (10% as of March 1, 2014) and Warrants

The Senior Secured Notes were issued under the Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”), and will mature on February 21, 2017.  On February 6, 2014, we received $11.5 million from an escrow account as a result of a settlement of disputes with the Hess Corporation and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce the outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million.  Subject to certain adjustments set forth in the Securities Purchase Agreement, interest on the Senior Notes accrues at 10% per annum as of March 1, 2014, payable quarterly in cash. Amendment No. 5 to the Securities Purchase Agreement, dated March 28, 2013 (“Amendment No. 5”), stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Notes were not prepaid to zero by February 28, 2014. The balance outstanding on the Senior Notes was $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we reclassified the outstanding amount of Senior Secured Notes as current as of February 21, 2014.

Pursuant to the Securities Purchase Agreement, the purchasers of our Senior Secured Notes were also issued warrants (the “Warrants”) to purchase 26,315,789 shares of our common stock at an exercise price of $3.15 per share.  Due to various transactions in prior periods having triggered anti-dilution adjustments in the Warrants, as of March 31, 2014, the number of outstanding shares of Common Stock represented by the Warrants had increased to 27,433,244 and the exercise price had been reduced to $1.98 per share.

At March 31, 2014 and December 31, 2013, the unamortized issuance discount related to Senior Secured Notes was $1.5 million and $3.6 million, respectively.  The outstanding principal of the Senior Secured Notes was $15.0 million and $26.8 million at March 31, 2014 and December 31, 2013, respectively.

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, for accounting purposes we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 million and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.

In anticipation our independent registered public accounting firm including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 — Going concern, on March 14, 2014, the Company entered into Amendment No. 6 to the Securities Purchase Agreement, which amended the Securities Purchase Agreement to obtain relief from the “going concern” requirements for the Company’s fiscal year 2013 financial statements consistent with the relief obtained for the 2012 financial statements.

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

At March 31, 2014 and December 31, 2013, the unamortized issuance discount related to Convertible Notes was $11.3 million and $12.0 million, respectively.  The outstanding principal on the Convertible Notes was $40.0 million at both March 31, 2014 and December 31, 2013.

8.00% Subordinated Notes due 2017

In February 2012, we issued Subordinated Notes in an aggregate amount of $47.33 million to Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”). The Subordinated Notes accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the Subordinated Note Holders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.

Interest expense

For the three months ended March 31, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013

Interest expense on Senior Secured Notes	$420	$664
Interest expense on Convertible Senior Notes	900	900
Interest expense on Subordinated Notes	947	947
Amortization original issuance discount on Senior Secured Notes	531	490
Amortization of issuance costs on Senior Secured Notes	—	58
Amortization original issuance discount on Convertible Senior Notes	707	640
Amortization of issuance costs on Convertible Senior Notes	107	86
Other interest (income) expense, net	(2)	(24)
Capitalized interest	—	(206)
Total interest expense, net	$3,610	$3,555

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 9.1 million shares authorized for issuance under the Plan adopted in March 2012.  At March 31, 2014, approximately 3.8 million shares were available for future grants under the Plan.

Stock-based compensation costs for the three months ended March 31, 2014 and 2013 were $0.5 million and $0.1 million, respectively.

The following table presents the changes in restricted stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average
	Number	grant date	Intrinsic
	of shares	fair value per share	value
Unvested balance at December 31, 2013	2,307	$1.69	$3,898
Granted	76	0.94	72
Vested	(495)	1.51	747
Unvested balance at March 31, 2014	1,888	$1.71	$3,223

At March 31, 2014 and 2013, we had $2.1 million and $0.4 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 1.57 years and 1.11 years, respectively.

NOTE 11 — SEVERANCE COSTS

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses. As of March 31, 2014, we have a remaining liability of $1.2 million of which $1.0 million is recorded in current accrued liabilities and $0.2 million is recorded in non-current accrued liabilities.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, including without limitation, statements and projections regarding the Company’s future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production and costs, statements regarding future commodity prices and statements regarding the plans and objectives of the Company’s management for future operations, are forward-looking statements.  The Company’s forward looking statements are typically preceded by, followed by or include words such as “will,” “may,” “could,” “would,” “should,” “likely,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “goal,” “project,” “plan,” “intend” and similar words or expressions.  The Company’s forward-looking statements are not guarantees of future performance and are only predictions and statements of the Company’s beliefs based on assumptions that may prove to be inaccurate.  Forward-looking statements involve known, unknown or currently unforeseen risks and uncertainties that may be outside of the Company’s control and may cause the Company’s actual results and future developments to differ materially from those projected in, and contemplated by, such forward-looking statements.  Risks, uncertainties and other factors that could cause the Company’s actual results to materially differ from the expectations reflected in the Company’s forward-looking statements include, without limitation, the following:

•                                      our registered public accounting firm has expressed doubt about our ability to continue as a going concern;

•                                      fluctuations in the prices for, and demand for, oil, natural gas and natural gas liquids;

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

•                                      requirements to repurchase our 10% Senior Secured Notes due 2017 or our 9% Convertible Notes due 2017;

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations, and specific risks involved with investing in our common stock, are disclosed under “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Any forward-looking statements made by the Company in this Quarterly Report are based only on information currently available to the Company and speak only as of the date on which they are made.  The Company undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future developments or otherwise.  Accordingly, you should not place any undue reliance on any of our forward-looking statements.

EXECUTIVE OVERVIEW

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional oil and gas assets.  We currently operate primarily through joint ventures in the Eaglebine trend in East Texas and the Eagle Ford trend in South Texas.  As of December 31, 2013, we held approximately 64,000 net acres in our areas of operations with proved reserves of approximately 687 MBoe (47% oil) having a standardized measure of approximately $14.5 million.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.  In this Quarterly Report on Form 10-Q, unless the context provides otherwise, “we”, “our”, “us” and like references refer to ZaZa Energy Corporation and its subsidiaries.

Our strategy is to enhance shareholder value through consistent growth in cash flows by focusing on the organic development of our existing assets within our core areas.  We also look for opportunities to diversify and build upon our current portfolio through the acquisition of additional unconventional assets with a focus on Texas.

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets, including long-lived assets, are located within the United States.  Except for an immaterial amount of cash held by our two foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  In this Quarterly Report, our use of “East Texas” refers to Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region; and our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Additionally, we have converted our natural gas reserves or production into barrel of oil equivalents in this Quarterly Report. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil. Natural gas liquids are aggregated with oil in this Quarterly Report.

Recent Developments

East Texas Joint Venture with EOG

On March 7, 2014, we entered into the Fourth Amendment (the “Fourth Amendment”) to our Joint Exploration and Development Agreement (as amended, the “JEDA”) with EOG Resources, Inc. (“our counterparty”) with respect to the joint development of certain of our East Texas properties.  Under the Fourth Amendment, we agreed to assign to our counterparty approximately 9,600 net acres in East Texas representing a 75% working interest in the acreage remaining in the third and final phase of the joint development program under the JEDA.  As consideration for this transfer, we received approximately $4.7 million in cash and the carry by our counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  Additionally, our counterparty committed to drill two additional test wells, with drilling on the first of such wells to commence by July 1, 2014.

Also pursuant to the Fourth Amendment and effective March 7, 2014, we and our counterparty agreed to terminate that certain Participation Agreement, effective as of March 1, 2012, by and between the Company and Range Texas Production, LLC (“Range”) (such agreement, as amended, the “Range Agreement”).  Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, our counterparty pursuant to that certain Quitclaim Assignment and Bill of Sale, effective as of December 1, 2013, by and between Range and our counterparty.  The Range Agreement provided for the joint development by Range and the Company of oil and gas leases in the Eaglebine trend in East Texas.  The joint development of such leases will now be governed by the JEDA.

South Texas Joint Venture with Sabine

In South Texas, our joint venture partner — Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC — completed two fully carried commitment wells as of March 31, 2014.  In exchange for Sabine fulfilling its obligations with respect to our South Texas joint venture, ZaZa transferred a 75% working interest in approximately 5,724 net acres and a well known as the Boening well.  Participating interests in any additional wells drilled or lease acreage acquired under an area of mutual interest will be shared 75% by Sabine and 25% by ZaZa (assuming affirmative elections to participate in such lease acreage acquisition(s)).  The area of mutual interest expires on September 15, 2015.

Balance Sheet Initiative

Beginning with the filing on November 12, 2013 of a universal shelf registration statement on Form S-3, which became effective on February 14, 2014, we initiated several efforts to improve the balance sheet and capital structure of the Company.  On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”).  Under the Subordinated Notes Exchange Agreements, we agreed to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes due 2017 (the “Senior Secured Notes”) as the Senior Secured Notes prevent us from executing the exchange.

Early Release of Hess Escrow

On February 6, 2014, we agreed with the Hess Corporation (“Hess”) to an early release of $15.0 million that was being held in escrow pursuant to certain agreements relating to the dissolution of earlier joint ventures between ZaZa and Hess.  This release was part of a broader transaction that also included:  (i) termination of the Company’s overriding royalty interests in certain assets in the Paris Basin in France; (ii) Hess’s release of an interest in the Company’s litigation against certain third parties; and (iii) the payment of $3.5 million of the escrowed funds to Hess.  The remaining $11.5 million was released to ZaZa, and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million.

Financial Summary

For the three months ended March 31, 2014:

•                  Production was 58 MBOE of which 22 MBOE was oil production (38%).

•                  Revenues and other income from continuing operations were $3.0 million.

•                  Operating costs of continuing operations were $6.4 million.

•                  Net loss from continuing operations was $1.4 million, including $1.6 million of asset impairments.

At March 31, 2014, we had:

•                  Cash and cash equivalents of $10.7 million.

•                  Current ratio (current assets/current liabilities) of 0.62 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

The following table presents our production, average prices obtained for our production and average production cost for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Production Volumes
Natural gas (Mcf)
South Texas	48,995	37,121
East Texas	104,293	—
Total	153,288	37,121
Crude oil (Bbls)
South Texas	3,165	28,177
East Texas	29,240	—
Total	32,405	28,177
Equivalents (BOE)
South Texas	11,331	34,364
East Texas	46,623	—
Total	57,954	34,364

Natural Gas Average Sales Price ($/Mcf)
South Texas	$3.70	$2.93
East Texas	$4.52	$—
Total	$4.26	$2.93

Oil Average Sales Price ($/Bbl)
South Texas	$78.64	$95.42
East Texas	$72.65	$—
Total	$73.24	$95.42

Average Production Costs ($/BOE)
South Texas	$14.27	$12.59
East Texas	$18.37	$—
Total	$17.57	$12.59

Revenue and other income

Oil and gas revenue

Oil and gas revenue for the three months ended March 31, 2014 and 2013 was $3.0 million and $2.8 million. This increase is primarily due to the acquisition of producing properties through our joint venture in East Texas, $2.6 million, partially offset by our divestment of non-core assets in South Texas (the Moulton properties), $2.3 million.

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

South Texas	$162	$416
East Texas	856	17
Total	$1,018	$433

Lease operating expenses

Lease operating expenses were $1.0 million, or $17.57 per BOE produced, for the three months ended March 31, 2014, compared to $0.4 million, or $12.59 per BOE produced, for the three months ended March 31, 2013.  This increase is primarily due to our acquisition of producing properties through our joint venture in East Texas, $0.9 million, partially offset by our divestment in 2013 of non-core assets in South Texas (the Moulton properties), $0.2 million.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the three months ended March 31, 2014 and 2013 was $1.7 million and $1.4 million respectively.  This increase is primarily due to higher production volumes from our acquisition of producing properties in East Texas offset partially by lower overall depletion rates.

Impairments

In the first quarter of 2014, we recorded impairment charges of $1.6 million related to shorter remaining lease terms in South Texas. There were no impairments in the first quarter of 2013.

General and administrative

General and administrative expense for the three months ended March 31, 2014 totaled $6.2 million compared to $6.9 million for the same period in 2013. This decrease is primarily due to lower salaries and wages of $0.5 million and rent and related office expenses of $0.2 million.

Gain on asset divestitures

In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East Texas joint venture with EOG.  There were no asset divestitures in the first quarter of 2013.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended March 31, 2014 and 2013 was $2.0 and $15.1 million, respectively. The loss for the three months ended March 31, 2014 related to a prepayment of our Senior Secured Notes from a principal amount of $26.8 million to $15.0 million resulting in a $1.6 million write-off of the original issuance discount and $0.4 million in prepayment fees. The loss for the three months ended March 31, 2013 related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting treatment. It consisted of a loss from the modification of the terms of the warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.

Interest expenses, net

For the three months ended March 31, 2014 and 2013, we recorded $3.6 million and $3.6 million respectively in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense of issuance discounts.

Gain (loss) on valuation of warrants and embedded derivatives

For the three months ended March 31, 2014 and 2013, we recorded gains in fair value of warrants associated with our Senior Secured Notes of $4.5 million and $11.2 million, respectively, and gains in fair value of embedded derivatives associated with our Convertible Senior Notes of $2.0 million and $6.3 million, respectively. The variances are mainly a result of fluctuations in our stock price and shorter remaining duration of the instruments.

Income tax expense

Income tax benefit for the three months ended March 31, 2014 and 2013 was $1.2 million and $4.7 million, respectively. The income tax benefit for the three months ended March 31, 2014 of $1.2 million is different from the statutory tax benefit (at a rate of 35%) of $0.9 million due to permanent differences related to the gain on the warrants. The income tax benefit for the three months ended March 31, 2013 of $4.7 million is different from the statutory tax benefit (at a rate of 35%) of $2.4 million due to a reduction in the valuation allowance.

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

This section should be read in conjunction with Note 1 — Basis of Presentation, Note 2 — Going concern and Note 9 — Long-Term Debt in the Notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

Liquidity and cash flow

Our independent registered public accounting firm issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.    Our future crude oil and natural gas reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through our joint ventures in South and East Texas, with activity in any particular area to be a function of market and field economics. Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014. We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 10 gross (2.5 net) wells in South Texas and East Texas.  Approximately 2 gross (0.5 net) wells have been drilled and completed as of March 31, 2014. The remaining 8 gross (2.0 net) wells are expected to be drilled and completed by December 31, 2014.

As of March 31, 2014, we had $10.7 million in cash and cash equivalents. Over the next nine months, we intend to fund approximately $7.7 million in cash general and administrative expenses and $6.7 million in cash interest payments from cash currently on hand and net cash flows from operations. Our planned capital expenditures for the remainder of the year are limited to $2.0 million as we are carried for an additional 8 gross wells and approximately $9.2 million (including costs for 2 of the 8 additional gross carried wells) in additional miscellaneous expenses. Additionally, beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we reclassified the outstanding amount of Senior Secured Notes of $13.5 million with a principal amount of $15.0 million as current on March 31, 2014. We classified $13.5 million of our Senior Secured Notes as current as of March 31, 2014 consisting of principal of $15.0 million and discount of $1.5 million pursuant to the Securities Purchase Agreement which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning February 21, 2015.

Beginning with the filing on November 12, 2013 of a universal shelf registration statement on Form S-3, which became effective on February 14, 2014, we initiated several efforts to improve the balance sheet and capital structure of the Company.  As part of this plan and on February 24, 2014, ZaZa entered into the Subordinated Notes Exchange Agreements with the Subordinated Note Holders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each ZaZa Founder and the ZaZa LLC Member that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities, among others, to fund our cash needs. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Future capital requirements

We currently plan to initially limit our 2014 capital expenditures to our available cash on hand; however; we are carried for the costs to drill and complete approximately 10 gross wells (2.5 net) in South Texas and East Texas.  These wells are expected to be drilled and completed by December 31, 2014. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to continue to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as commodity price volatility.  Restrictions in our Senior Secured Notes may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.  See Item 1A.  “Risk Factors” for further information.

Long term debt

As described in “Note 9 - Long Term Debt” in more detail, we have $89.5 million in long term debt, of which $13.5 million is classified as current, consisting of the following (in thousands):

	March 31,	December 31,
	2014	2013

Senior Secured Notes - Principal	$15,000	$26,770
Senior Secured Notes - Discount	(1,499)	(3,624)
Senior Secured Notes - Net of discount	13,501	23,146

Convertible Senior Notes - Principal	40,000	40,000
Convertible Senior Notes - Discount	(11,335)	(12,043)
Convertible Senior Notes - Net of discount	28,665	27,957

Subordinated notes	47,330	47,330
Total debt	89,496	98,433

Less: current portion	(13,501)	(10,177)
Total long-term debt	$75,995	$88,256

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in “Note 4 — Summary of significant accounting policies” in our annual report on Form 10-K for the year ended December 31, 2013. There have been no changes to our significant accounting policies during the three months ended March 31, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three month period ended March 31, 2014, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.  As of March 31, 2014, we have not identified any material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See “Note 12 - Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014 under the heading “Risk Factors - Risks Relating to Our Company.”

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

10.1 *

Settlement and Release Agreement, dated February 6, 2014, by and among Hess Corporation, Hess Oil France, ZaZa Energy Corporation, ZaZa Energy, LLC, ZaZa France S.A.S. and ZaZa International Holding LLC.

10.2 *	Exchange Agreement, dated February 24, 2014, by and among Todd A. Brooks, Blackstone Oil & Gas, LLC and ZaZa Energy Corporation.

10.3 *	Exchange Agreement, dated February 24, 2014, by and among John E. Hearn, Jr., Lara Energy, Inc. and ZaZa Energy Corporation.

10.4 *	Exchange Agreement, dated February 24, 2014, by and among Gaston L. Kearby, Omega Energy Corp. and ZaZa Energy Corporation.

10.5 *†	Fourth Amendment of Joint Exploration and Development Agreement, dated March 7, 2014, by and among ZaZa Energy Corporation, ZaZa Energy, LLC and EOG Resources, Inc.

10.6 *

Amendment No. 6 to Securities Purchase Agreement, dated March 14, 2014, by and among ZaZa Energy Corporation, MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP, O-CAP Offshore Master Fund, L.P., O-CAP Partners, L.P., Capital Ventures International, Talara Master Fund, LTD., Blackwell Partners, LLC, Permal Talara LTD.

10.7

At-The-Market Issuance Sales Agreement, dated March 31, 2014, by and between ZaZa Energy Corporation and MLV & Co. LLC. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on March 31, 2014).

10.8 *	First Amendment to Texas Division of Assets Agreement, dated February 6, 2014, by and among Hess Corporation, ZaZa Energy Corporation and ZaZa Energy, LLC.

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

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

ZAZA ENERGY CORPORATION

May 13, 2014	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

May 13, 2014	By:	/s/ Ian H. Fay
Ian H. Fay
Chief Financial Officer

May 13, 2014	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1 *

Settlement and Release Agreement, dated February 6, 2014, by and among Hess Corporation, Hess Oil France, ZaZa Energy Corporation, ZaZa Energy, LLC, ZaZa France S.A.S. and ZaZa International Holding LLC.

10.2 *	Exchange Agreement, dated February 24, 2014, by and among Todd A. Brooks, Blackstone Oil & Gas, LLC and ZaZa Energy Corporation.

10.3 *	Exchange Agreement, dated February 24, 2014, by and among John E. Hearn, Jr., Lara Energy, Inc. and ZaZa Energy Corporation.

10.4 *	Exchange Agreement, dated February 24, 2014, by and among Gaston L. Kearby, Omega Energy Corp. and ZaZa Energy Corporation.

10.5 *†	Fourth Amendment of Joint Exploration and Development Agreement, dated March 7, 2014, by and among ZaZa Energy Corporation, ZaZa Energy, LLC and EOG Resources, Inc.

10.6 *

Amendment No. 6 to Securities Purchase Agreement, dated March 14, 2014, by and among ZaZa Energy Corporation, MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP, O-CAP Offshore Master Fund, L.P., O-CAP Partners, L.P., Capital Ventures International, Talara Master Fund, LTD., Blackwell Partners, LLC, Permal Talara LTD.

10.7

At-The-Market Issuance Sales Agreement, dated March 31, 2014, by and between ZaZa Energy Corporation and MLV & Co. LLC. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on March 31, 2014).

10.8 *	First Amendment to Texas Division of Assets Agreement, dated February 6, 2014, by and among Hess Corporation, ZaZa Energy Corporation and ZaZa Energy, LLC.

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*                                         Filed or furnished herewith

†                                         Certain portions have been omitted pursuant to a confidential treatment request.  Omitted information has been filed separately with the Securities and Exchange Commission.