Form 10-Q
period 2014-06-30
ZaZa Energy Corp
filed 2014-08-13
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of July 31, 2014, there were 118,543,680 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,336	$15,186
Restricted cash	—	11,500
Accounts receivable	2,506	1,822
Prepayments and other current assets	1,385	1,606
Total current assets	10,227	30,114

Property and equipment:
Oil and gas properties, successful efforts method	53,095	51,387
Furniture and fixtures	1,843	1,843
Total property and equipment	54,938	53,230
Accumulated depletion, depreciation and amortization	(10,442)	(6,757)
Property and equipment, net	44,496	46,473

Other assets	4,590	8,089
Deferred taxes	2,971	2,866

Total assets	$62,284	$87,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$391	$755
Accrued liabilities	6,377	5,918
Deferred income taxes	2,971	2,866
Senior Secured Notes, net of discount	13,905	10,177
Income taxes payable	97	855
Total current liabilities	23,741	20,571

Long-term accrued liabilities	8,631	14,740
Asset retirement obligations	359	306
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	—	12,969
Convertible Senior Notes, net of discount	29,390	27,957
Subordinated Notes	47,330	47,330
Warrants	14,251	15,540
Embedded conversion options associated with Convertible Senior Notes	4,165	4,995
Total liabilities	131,995	148,536

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.01 par value, 250,000,000 shares authorized; 112,519,583 and 107,589,041 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,125	1,076
Additional paid-in capital	111,378	109,636
Accumulated deficit	(182,185)	(171,613)
Accumulated other comprehensive loss	(29)	(93)
Total stockholders’ deficit	(69,711)	(60,994)

Total liabilities and stockholders’ deficit	$62,284	$87,542

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and gas revenues	$3,739	$2,367	$6,765	$5,164
Total revenues	3,739	2,367	6,765	5,164

Operating costs and expenses:
Lease operating expense	159	506	1,177	939
Depreciation, depletion, amortization, and accretion	2,007	933	3,711	2,291
Impairment of oil and gas properties	1,474	93,145	3,104	93,145
General and administrative	6,823	12,554	12,986	19,412
Gain on asset divestitures	—	—	(4,076)	—
Total operating costs and expenses	10,463	107,138	16,902	115,787

Operating loss	(6,724)	(104,771)	(10,137)	(110,623)

Other expenses (income):
Foreign currency exchange (gain) loss	(8)	15	(9)	15
Loss on extinguishment of debt	—	1,071	1,982	16,163
Interest expense, net	3,465	3,332	7,075	6,887
Loss (gain) on fair value of warrants	3,189	(7,260)	(1,289)	(18,422)
Loss (gain) on fair value of embedded conversion options associated with Convertible Senior Notes	1,120	(7,027)	(830)	(13,375)
Total other expenses (income)	7,766	(9,869)	6,929	(8,732)

Loss from continuing operations before income taxes	(14,490)	(94,902)	(17,066)	(101,891)
Income tax benefit	(5,273)	(36,167)	(6,494)	(40,832)
Loss from continuing operations	(9,217)	(58,735)	(10,572)	(61,059)
Income from discontinued operations, net of taxes	—	587	—	33
Net loss	$(9,217)	$(58,148)	$(10,572)	$(61,026)

Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.57)	$(0.10)	$(0.59)
Discontinued operations	—	—	—	—
Total basic and diluted loss per share	$(0.09)	$(0.57)	$(0.10)	$(0.59)

Weighted average shares outstanding:
Basic and diluted	106,091	102,888	105,725	102,663

Consolidated Statement of Comprehensive Loss
Net loss	$(9,217)	$(58,148)	$(10,572)	$(61,026)
Foreign currency translation, net of taxes	13	(58)	64	(157)
Comprehensive loss	$(9,204)	$(58,206)	$(10,508)	$(61,183)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	Deficit	Income (Loss)	Deficit

Balance at December 31, 2013	107,589	$1,076	$109,636	$(171,613)	$(93)	$(60,994)
Stock-based compensation	4,931	49	1,742	—	—	1,791
Comprehensive income (loss)	—	—	—	(10,572)	64	(10,508)
Balance at June 30, 2014	112,520	$1,125	$111,378	$(182,185)	$(29)	$(69,711)

The accompanying notes are an integral part of these financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,572)	$(61,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	3,711	2,291
(Gain) loss on asset divestitures	(4,076)	554
Loss on impairment of oil and gas properties	3,104	93,145
Deferred income taxes	(6,600)	(40,760)
Amortization of deferred debt issuance costs and discount	2,587	2,327
Loss on extinguishment of debt	1,593	15,933
Unrealized gain on value of warrants	(1,289)	(18,422)
Unrealized gain on value of embedded conversion option	(830)	(13,375)
Stock-based compensation expense	1,791	1,778
Changes in operating assets and liabilities:
Restricted cash	—	5,728
Accounts receivable	(684)	(1,280)
Prepayments and other assets	257	(75)
Accounts payable and accrued liabilities	(338)	9,889
Cash provided by (used in) operating activities - continuing operations	(11,346)	(3,293)
Cash used in operating activities - discontinued operations	—	(554)
Net cash used in operating activities	(11,346)	(3,847)

Cash flows from investing activities:
Release of restricted cash	11,500	—
Proceeds from divestitures	4,701	18,872
Additions to oil and gas properties	(1,999)	(41,745)
Cash provided by (used in) investing activities - continuing operations	14,202	(22,873)

Cash flows from financing activities:
Payment of Senior Secured Notes	(11,770)	(4,586)
Cash used in financing activities - continuing operations	(11,770)	(4,586)

Effects of foreign currency translation on cash and cash equivalents	64	(157)
Net decrease in cash and cash equivalents	(8,850)	(31,463)
Cash and cash equivalents, beginning of period	15,186	34,649
Cash and cash equivalents, end of period	$6,336	$3,186

Supplemental disclosures:
Cash paid during the period for interest	$4,565	$3,289
Cash paid during the period for income taxes	$330	$2,363

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

During interim periods, ZaZa follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results for any interim period are not necessarily indicative of the expected results for the entire year.

All material intercompany accounts and transactions have been eliminated in consolidation.

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of June 30, 2014, approximately 139,000 net JV acres in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, bears 100% of the drilling and completion costs of certain specified wells, and pays a portion of our share of any additional seismic or well costs in order to earn its interest in these properties.  Generally, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

The first phase commenced on April 2, 2013 and has been completed. In this phase, we transferred approximately 20,000 net acres to our counterparty in exchange for a cash payment by our counterparty to us of $10 million and an obligation of our counterparty to drill and pay 100% of the drilling and completion costs of three wells, the last of which was completed on December 20, 2013.

On September 25, 2013, ZaZa and its counterparty amended and restated the JEDA, which resulted in the following transactions being closed on October 15, 2013:

•                  Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the JEDA). Also, during Phase II, our counterparty agreed to drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25 million. On August 7, 2014, we announced that our counterparty had completed drilling the second well that was required to be drilled as part of Phase II of the joint development program.  The third and final Phase II well has reached target depth and is in the process of being completed.

•                  Phase III Acceleration. ZaZa assigned approximately 7,800 net acres from the former Phase III acreage for which ZaZa received approximately $11 million of interests (based on an independent reserves report) in the 15 producing wells of our counterparty (part of Phase II and referenced above). In addition, our counterparty was given the option, until January 31, 2014, to acquire an interest in the remaining approximately 12,300 former Phase III net acres from ZaZa. As described below, our counterparty elected to acquire an interest in all of the remaining Phase III net acres.

•                  Exchange of Leases and Wells.  Our counterparty acquired approximately 19,000 additional net acres and interests in related wells in the parties’ Area of Mutual Interest, and assigned to ZaZa a 25% interest in the interests acquired by the counterparty in these leases and wells. In consideration for ZaZa’s participation in our counterparty’s leases and producing wells, ZaZa assigned to our counterparty approximately 13,875 additional net acres and paid approximately $700,000 in cash.

On March 7, 2014, ZaZa entered into a further amendment to the JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. Additionally, the counterparty committed to drill two additional test wells, the first of which is expected to spud in September.

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

Sale of Moulton Properties

On April 5, 2013 the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our Moulton properties, for approximately $9.2 million. Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million. We used approximately $4.6 million of the proceeds to pay down our 10.00% Senior Secured Notes due 2017 (the “Senior Secured Notes”).

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

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 net acres that we owned and that comprised a portion of our interest in South Texas.  Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavaca Counties, and a well that we refer to as the “Boening well.”  Sabine also agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

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

NOTE 2 — GOING CONCERN

In connection with the audit of our financial statements for the year ended December 31, 2013, our independent registered public accounting firm at the time issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint venture partners to generate sufficient cash flows to maintain positive liquidity. These conditions continue to be present as of June 30, 2014.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we reclassified the outstanding amount of Senior Secured Notes of $13.9 million with a principal amount of $15.0 million as current on June 30, 2014. The Senior Secured Notes are due February 21, 2017.

Our future crude oil and gas reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through our joint ventures in South and East Texas, with activity in any particular area to be a function of market and field economics. Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014.

As of June 30, 2014, we had $6.3 million in cash and cash equivalents. On July 21, 2014, we received a $5 million investment as a portion of a $7.5 million capital markets transaction described in more detail below. Over the next six months, we intend to fund approximately $6.2 million in cash general and administrative expenses and $4.4 million in cash interest payments from cash currently on hand and net cash flows from operations. We currently plan to limit our 2014 capital expenditures to our available cash on hand and remaining carried costs; we are carried for the costs to drill and complete approximately 2 gross (0.5 net) wells and approximately $6.6 million of costs that can be allocated to wells, infrastructure, lease extensions and operating costs in East Texas. The 2 gross (0.5 net) wells are horizontal wells that have recently been completed and are currently being brought on production. The remaining $6.6 million carried costs are expected to be deployed in the third quarter of 2014.

On July 21, 2014, we entered into a $7.5 million capital markets transaction to fund future growth. The transaction includes two phases. The closing of the first phase on July 21, 2014 was for $4.6 million net proceeds in exchange for ZaZa common stock at a price of $0.83 per share. The first phase also included 0.6 warrants for every share of ZaZa common stock with a strike price of $1.1205 per share, a 35% premium to the July 17th closing price of our common stock. The second phase for $2.5 million is scheduled to close on or before October 20, 2014, and also includes 0.6 warrants for every share of ZaZa common stock with a strike price that will be a 35% premium to the closing price of our common stock on the trading day prior to the closing of the second phase.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities, among others, to fund our cash needs. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its oil and gas revenue primarily from the sale of produced oil and gas. The Company uses the sales method of accounting for the recognition of gas revenue whereby revenues, net of royalties are recognized as the production is sold to the purchaser. The amount of gas sold may differ from the amount to which the Company is entitled based on its working interest or net revenue interest in the properties. Revenue is recorded when title is transferred based on our nominations and net revenue interests. Pipeline imbalances occur when production delivered into the pipeline varies from the gas we nominated for sale. Pipeline imbalances, which have historically been and currently continue to be immaterial, are settled with cash approximately 30 days from date of production and are recorded as a reduction of revenue or increase of revenue depending upon whether we are over-delivered or under-delivered. Settlements of oil and gas sales occur after the month in which the product was produced. We estimate and accrue for the value of these sales using information available at the time financial statements are generated. Differences are reflected in the accounting period during which payments are received from the purchaser.

Successful Efforts Method of Accounting for Oil and Gas Activities

The Company accounts for its oil and gas exploration and production activities under the successful efforts method of accounting. Oil and gas lease acquisition costs are capitalized when incurred. Lease rentals are expensed as incurred. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production or a conclusive formation test. If proved reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized. Unproved properties with individually significant acquisition costs are analyzed on a property-by-property basis for any impairment in value. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

The Company’s third party engineers estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion, and amortization and impairment considerations. Our proved reserves represent estimated quantities of oil and condensate, natural gas liquids and gas that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving producing history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.

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

Unit-of-production rates are revised whenever there is an indication of a need, but at least annually. When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the net book value of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the net book value, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted change.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings estimates. The Company considers estimates of future production, commodity prices and expenditures, and future taxable income in determining the need for a valuation allowance.  Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.  In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings and comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

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

Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.

Diluted loss per share reflects the potential dilutive effect of unvested share-based payments, warrants and debt instruments that can be converted into common stock. We use the treasury stock method to compute potential common shares from unvested share-based payments and warrants and the if-converted method to compute potential common shares from convertible notes. When a net loss occurs, potential common shares have an anti-dilutive effect on loss per share and are excluded from the diluted loss per share calculations.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2014-12”) which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 — LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Basic loss per share:
Numerator:
Loss from continuing operations	$(9,217)	$(58,735)	$(10,572)	$(61,059)
Income from discontinued operations, net of tax	—	587	—	33
Net loss	$(9,217)	$(58,148)	$(10,572)	$(61,026)

Denominator:
Weighted average common shares outstanding	106,091	102,888	105,725	102,663

Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.57)	$(0.10)	$(0.59)
Discontinued operations	—	—	—	—
Total basic and diluted loss per share	$(0.09)	$(0.57)	$(0.10)	$(0.59)

For the three and six months ended June 30, 2014 and 2013, the calculations of basic and diluted loss per common share were the same as we did not include the anti-dilutive effects attributable to the following: (a) warrants with an exercise price higher than the average ZaZa share price for the respective periods, (b) 16.0 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes, and (c) unvested restricted common stock outstanding, 9.3 million and 2.7 million, respectively.

NOTE 5 —INCOME TAXES

We are subject to income taxes primarily in the United States. The provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We paid approximately $0.3 million in the second quarter of 2014 related to 2013 U.S. alternative minimum tax that had been previously accrued. We paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

We have approximately $107.7 million gross net operating losses (“NOL”). As a result of the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

The following table reconciles income tax benefit at the U.S. federal statutory rate to the benefit for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Statutory tax at 35%	$(5,035)	$(33,216)	$(5,937)	$(35,662)
Gain on warrants	(46)	(2,541)	(291)	(2,636)
Adjustments to valuation allowance	(631)	(1,168)	(741)	(3,323)
Foreign rate differential and other	439	758	475	789
Income tax benefit	$(5,273)	$(36,167)	$(6,494)	$(40,832)

The Company has unrecognized tax benefits which currently exceed the net operating loss that is available for carryback and netted against the uncertain position, and as such, the Company is able to recognize this carryback amount up to the unrecognized tax benefit.  As of June 30, 2014, the difference between the gross unrecognized tax benefits of $16.4 million and $8.6 million recorded on the balance sheet in long-term accrued liabilities (of which $7.7 million is related to unrecognized tax benefits) is due to $8.7 million available NOL that is netted against the uncertain tax position. As of December 31, 2013, the difference between the gross unrecognized tax benefits of $16.4 million and $14.7 million recorded on the balance sheet in long-term accrued liabilities (of which $14.3 million is related to unrecognized tax benefits) is due to $2.1 million available NOL that is netted against the uncertain tax position. The uncertain tax position is available to support recognition of an $8.7 million deferred tax asset as of June 30, 2014, an increase of $6.6 million, equal to the tax benefit for the half year, from December 31, 2013.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the six month periods ended June 30, 2014 and 2013. Amounts of income tax expense or benefit related to components of other comprehensive income, including reclassifications within other comprehensive income, are not material for the six month periods ended June 30, 2014 and 2013.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at June 30, 2014 and December 31, 2013, due to the short-term nature or maturity of the instruments.

The Senior Secured Notes and Subordinated Notes were valued under the income approach using discounted cash flows.  The Convertible Senior Notes and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion option in addition to the value of the note. The warrants expiring in 2020 that were issued in association with the Senior Secured Notes (the “2020 Warrants”) were valued as written call options using a Binomial Lattice Model.

Cash flows were discounted utilizing the US Treasury rate and our credit spread to estimate the appropriate risk adjusted rate.  A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Notes.  The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2014
Warrants	$—	$—	$14,251	$14,251
Embedded conversion option	—	—	4,165	4,165
Total	$—	$—	$18,416	$18,416

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2013
Warrants	$—	$—	$15,540	$15,540
Embedded conversion option	—	—	4,995	4,995
Total	$—	$—	$20,535	$20,535

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$20,535	$49,425
Amendment to warrant agreement	—	10,891
Unrealized gain on warrants included in earnings	(1,289)	(18,422)
Unrealized gain on embedded conversion option included in earnings	(830)	(13,375)
Balance at end of period	$18,416	$28,519

On June 30, 2014, the Senior Secured Notes, which had a book value of $13.9 million (net of unamortized discount of $1.1 million), had a fair value of approximately $14.6 million.  An increase in the credit spread by 500 basis points results in a $0.4 million decrease in the fair value of the note.

On June 30, 2014, the Convertible Senior Notes, which had a book value of $29.4 million (net of unamortized discount of $10.6 million), had a fair value of approximately $35.2 million.  An increase in the credit spread by 500 basis points results in a $3.0 million decrease in the fair value of the note.

On June 30, 2014, Subordinated Notes, which had a book value of $47.3 million, had a fair value of approximately $32.0 million.  An increase in the credit spread by 500 basis points results in a $3.2 million decrease in the fair value of the note.

As of June 30, 2014, an increase in the volatility by 5% results in a $1.0 million and $0.4 million increase in the fair values of the warrants and embedded conversion option, respectively.

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

In the second quarter of 2014, non-producing leasehold costs in South Texas with carrying values of $1.5 million were written down to their fair value of zero, resulting in pretax impairment charges of $1.5 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million.  Included in the $93.1 million non-cash impairment charge were non-producing leasehold cost impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.  The impairments of producing oil and gas properties related to one well in South Texas and two wells in East Texas.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Asset retirement obligations at beginning of period	$306	$130
Obligations incurred	18	6
Revisions	9	168
Accretion expense	26	12
Obligations reclassified as held for sale	—	(129)
Asset retirement obligations at the end of period	$359	$187

NOTE 9 — LONG-TERM DEBT

Our long-term debt includes Senior Secured Notes, Convertible Senior Notes, and Subordinated Notes. The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in “Note 6 — Fair Value Measurement”. At June 30, 2014 and December 31, 2013, debt issuance costs were $2.5 million and $2.5 million, and accumulated amortization was $0.7 million and $0.5 million, respectively. The costs are being amortized over the life of the associated debt.

Our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

Senior Secured Notes, net of discount (1)	$13,905	$23,146
Convertible Senior Notes, net of discount (2)	29,390	27,957
Subordinated Notes	47,330	47,330
Total debt	90,625	98,433
Less: current portion (3)	(13,905)	(10,177)
Total long-term debt	$76,720	$88,256

(1)                      The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2015 using the effective interest rate method and a rate of 21.3%.

(2)                      The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 1, 2017 using the effective interest rate method and a rate of 17.6%.

(3)                      We classified $13.9 million of our Senior Secured Notes as current as of June 30, 2014 consisting of principal of $15.0 million and discount of $1.1 million pursuant to the Securities Purchase Agreement described below, which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning February 21, 2015. We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 consisting of principal of $11.8 million and discount of $1.6 million pursuant to Amendment No. 5 to the Securities and Purchase Agreement, which required the principal balance to be reduced to $15 million by February 28, 2014.

10.00% Senior Secured Notes due 2017 and 2020 Warrants

The Senior Secured Notes were issued under the Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”) and will mature on February 21, 2017.  On February 6, 2014, we received $11.5 million from an escrow account as a result of a settlement of disputes with the Hess Corporation and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce the outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million.  Subject to certain adjustments set forth in the Securities Purchase Agreement, interest on the Senior Notes accrues at 10% per annum as of March 1, 2014, payable quarterly in cash. Amendment No. 5 to the Securities Purchase Agreement, dated March 28, 2013 (“Amendment No. 5”), stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Notes were not prepaid to zero by February 28, 2014. The balance outstanding on the Senior Notes was $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we classified the outstanding amount of Senior Secured Notes as current as of June 30, 2014.

Pursuant to the Securities Purchase Agreement, the purchasers of our Senior Secured Notes were also issued the 2020 Warrants, which were originally exercisable for 26,315,789 shares of our common stock at an exercise price of $3.15 per share.  Due to various transactions in prior periods having triggered anti-dilution adjustments in the 2020 Warrants, as of June 30, 2014, the number of outstanding shares of Common Stock represented by the 2020 Warrants had increased to 28,068,503 and the exercise price had been reduced to $1.94 per share.

At June 30, 2014 and December 31, 2013, the unamortized issuance discount related to Senior Secured Notes was $1.1 million and $3.6 million, respectively.  The outstanding principal of the Senior Secured Notes was $15.0 million and $26.8 million at June 30, 2014 and December 31, 2013, respectively.

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, for accounting purposes we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 million and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the 2020 Warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.  Additionally, in the second quarter of 2013, we recognized a loss on extinguishment of debt associated with prepayment penalties on the $4.6 million prepayment of principal on our Senior Secured Notes.

In anticipation of our independent registered public accounting firm for the year ended December 31, 2013 including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 — Going concern, on March 14, 2014, the Company entered into Amendment No. 6 to the Securities Purchase Agreement, which amended the Securities Purchase Agreement to obtain relief from the “going concern” requirements for the Company’s fiscal year 2013 financial statements.

9.00% Convertible Senior Notes due 2017

The Company has $40,000,000 aggregate principal amount of Convertible Senior Notes.  The Convertible Senior Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased.  The Convertible Senior Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The initial conversion rate will be 400 shares per $1,000 Convertible Senior Notes which equated to an initial conversion price of $2.50 per share.

At June 30, 2014 and December 31, 2013, the unamortized issuance discount related to Convertible Senior Notes was $10.6 million and $12.0 million, respectively.

8.00% Subordinated Notes due 2017

In February 2012, we issued the Subordinated Notes in an aggregate amount of $47.33 million to Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”). The Subordinated Notes accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the Subordinated Note Holders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock (the “Exchange Common Shares”) valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.  We are currently uncertain as to when and if we are able to extinguish our Senior Secured Notes as discussions are ongoing.

Interest expense

For the three and six months ended June 30, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest expense on Senior Secured Notes	$379	$583	$799	$1,247
Interest expense on Convertible Senior Notes	900	900	1,800	1,800
Interest expense on Subordinated Notes	947	947	1,893	1,894
Amortization original issuance discount on Senior Secured Notes	404	306	936	796
Amortization of issuance costs on Senior Secured Notes	—	—	—	58
Amortization original issuance discount on Convertible Senior Notes	725	656	1,433	1,296
Amortization of issuance costs on Convertible Senior Notes	112	90	218	176
Other interest (income) expense, net	(2)	(10)	(4)	(34)
Capitalized interest	—	(140)	—	(346)
Total interest expense, net	$3,465	$3,332	$7,075	$6,887

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 23.4 million shares authorized for issuance under the Plan adopted in March 2012.  On June 30, 2014, approximately 9.4 million shares were available for future grants under the Plan.

Stock-based compensation costs for the six months ended June 30, 2014 and 2013 were $1.8 million and $1.8 million, respectively.

The following table presents the changes in restricted stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average
	Number	grant date	Intrinsic
	of shares	fair value per share	value
Unvested balance at December 31, 2013	2,307	$1.69	$3,898
Granted	8,745	0.51	4,455
Forfeited	(225)	1.61	362
Vested	(1,560)	1.70	2,657
Unvested balance at June 30, 2014	9,267	$0.58	$5,334

On June 30, 2014 and 2013, we had $4.9 million and $3.9 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.7 years and 2.1 years, respectively.

NOTE 11 — SEVERANCE COSTS

In May 2014, ZaZa announced the resignation of Ian H. Fay as Chief Financial Officer of the Company.  In connection with Mr. Fay’s resignation, the Company recognized severance costs totaling approximately $2.8 million which are included in general and administrative expenses.

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses.

As of June 30, 2014, we have a remaining liability of $2.9 million of which $2.0 million is recorded in current accrued liabilities and $0.9 million is recorded in non-current accrued liabilities.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

On July 21, 2014, we entered into a $7.5 million capital markets transaction to fund future growth. The transaction includes two phases. The closing of the first phase, on July 21, 2014 was for $4.6 million net proceeds in exchange for ZaZa common stock at a price of $0.83 per share. The first phase also included 0.6 warrants for every share of ZaZa common stock with a strike price of $1.1205 per share, a 35% premium to the July 17th closing price of our common stock. The second phase for $2.5 million is scheduled to close on or before October 20, 2014, and also includes 0.6 warrants for every share of ZaZa common stock with a strike price that will be a 35% premium to the closing price of our common stock on the trading day prior to the closing of the second phase.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, including without limitation, statements and projections regarding the Company’s future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production and costs, statements regarding future commodity prices and statements regarding the plans and objectives of the Company’s management for future operations, are forward-looking statements.  The Company’s forward looking statements are typically preceded by, followed by or include words such as “will,” “may,” “could,” “would,” “should,” “likely,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “goal,” “project,” “plan,” “intend” and similar words or expressions.  The Company’s forward-looking statements are not guarantees of future performance and are only predictions and statements of the Company’s beliefs based on assumptions that may prove to be inaccurate.  Forward-looking statements involve known, unknown or currently unforeseen risks and uncertainties that may be outside of the Company’s control and may cause the Company’s actual results and future developments to differ materially from those projected in, and contemplated by, such forward-looking statements.  Risks, uncertainties and other factors that could cause the Company’s actual results to materially differ from the expectations reflected in the Company’s forward-looking statements include, without limitation, the following:

•                                      our registered public accounting firm for the year ended December 31, 2013 expressing doubt about our ability to continue as a going concern;

•                                      ability to continue as a going concern;

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

•                                      requirements to repurchase our 10.00% Senior Secured Notes due 2017 or our 9.00% Convertible Senior Notes due 2017;

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

In an effort to provide investors with additional information regarding our results of operations, non-GAAP financial measures (adjusted general and administrative expenses) are provided. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets, including long-lived assets, are located within the United States.  Except for an immaterial amount of cash held by our foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  In this Quarterly Report, our use of “East Texas” refers to Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region; and our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Additionally, we have converted our natural gas reserves or production into barrel of oil equivalents in this Quarterly Report. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil.

Recent Developments

East Texas Joint Venture with EOG

On March 7, 2014, we entered into the Fourth Amendment (the “Fourth Amendment”) to our Joint Exploration and Development Agreement (as amended, the “JEDA”) with EOG Resources, Inc. (“our counterparty”) with respect to the joint development of certain of our East Texas properties.  Under the Fourth Amendment, we agreed to assign to our counterparty approximately 9,600 net acres in East Texas representing a 75% working interest in the acreage remaining in the third and final phase of the joint development program under the JEDA.  As consideration for this transfer, we received approximately $4.7 million in cash and the carry by our counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. Additionally, the counterparty committed to drill two additional test wells, the first of which is expected to spud in September.

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

On August 7, 2014, we announced that our counterparty had completed drilling the McAdams Cattle Company 1H horizontal well (“McAdams 1H”) in Walker County, Texas, the second well that was required to be drilled as part of Phase II of the joint development program.  As previously reported, the well has achieved 24-hour peak production of approximately 1,786 boe/d (with NGLs) and 1,249 boe/d (without NGLs)—which includes 459 b/d of 49 API oil, 4,740 mcf/d of natural gas, and 569 NGL b/d)—from perforations along the lateral at 11,415-16,250 feet.  The third and final Phase II well also has reached target depth and is in the process of being completed.

South Texas Joint Venture with Sabine

In South Texas, our joint venture partner — Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC completed two fully carried commitment wells during the first quarter.  In exchange for Sabine fulfilling its obligations with respect to our South Texas joint venture, ZaZa transferred a 75% working interest in approximately 5,724 net acres and a well known as the Boening well.  Participating interests in any additional wells drilled or lease acreage acquired under an area of mutual interest will be shared 75% by Sabine and 25% by ZaZa (assuming affirmative elections to participate in such lease acreage acquisition(s)).  The area of mutual interest expires on September 15, 2015.

Balance Sheet Initiative

On July 21, 2014, we entered into a $7.5 million capital markets transaction to fund future growth. The transaction includes two phases. The closing of the first phase on July 21, 2014 was for $4.6 million net proceeds in exchange for ZaZa common stock at a price of $0.83 per share. The first phase also included 0.6 warrants for every share of ZaZa common stock with a strike price of $1.1205 per share, a 35% premium to the July 17th closing price of our common stock. The second phase for $2.5 million is scheduled to close on or before October 20, 2014, and also includes 0.6 warrants for every share of ZaZa common stock with a strike price that will be a 35% premium to the closing price of our common stock on the trading day prior to the closing of the second phase.

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”).  Under the Subordinated Notes Exchange Agreements, we agreed to exchange all $47.3 million in outstanding 8.00% Subordinated Notes due 2017 (the “Subordinated Notes”) for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our 10.00% Senior Secured Notes due 2017 (the “Senior Secured Notes”) as the Senior Secured Notes prevent us from executing the exchange.  We are currently uncertain as to when and if we are able to extinguish our Senior Secured Notes as discussions are ongoing.

Financial Summary

For the three months ended June 30, 2014:

•                  Production was 63 MBOE of which 28 MBOE was oil production (44%).

•                  Revenues were $3.7 million.

•                  Operating losses were $6.7 million, including $1.5 million of asset impairments.

•                  Net loss was $9.2 million.

For the six months ended June 30, 2014:

•                  Production was 121 MBOE of which 50 MBOE was oil production (41%).

•                  Revenues and other income from continuing operations were $6.8 million.

•                  Operating losses were $10.1 million, including $3.1 million of asset impairments.

•                  Net loss was $10.6 million.

At June 30, 2014, we had:

•                  Cash and cash equivalents of $6.3 million.

•                  Current ratio (current assets/current liabilities) of 0.43 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

The following table presents our production, average prices obtained for our production and average production cost for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Production Volumes
Crude oil (Bbls)
South Texas	5,000	18,694	7,298	42,530
East Texas	22,753	1,430	42,406	1,430
Total	27,753	20,124	49,704	43,960
Natural gas (Mcf)
South Texas	53,633	37,712	102,628	74,833
East Texas	64,520	2,085	168,813	2,085
Total	118,153	39,797	271,441	76,918
Natural gas liquids (Bbls)
South Texas	4,603	3,547	5,471	7,888
East Texas	11,429	—	21,016	—
Total	16,032	3,547	26,487	7,888
Equivalents (BOE)
South Texas	18,542	28,526	29,873	62,889
East Texas	44,935	1,778	91,558	1,778
Total	63,477	30,304	121,431	64,667

Oil Average Sales Price ($/Bbl)
South Texas	$95.78	$103.91	$95.28	$105.66
East Texas	$101.84	$103.42	$99.41	$103.42
Total	$100.75	$103.87	$98.80	$105.58

Natural Gas Average Sales Price ($/Mcf)
South Texas	$4.29	$4.11	$4.01	$3.53
East Texas	$3.91	$3.71	$4.29	$3.71
Total	$4.08	$4.09	$4.18	$3.53

Natural Gas Liquids Average Sales Price ($/Bbl)
South Texas	$30.68	$31.89	$31.76	$31.79
East Texas	$27.87	$—	$25.91	$—
Total	$28.68	$31.89	$27.12	$31.79

Average Production Costs ($/BOE)
South Texas	$4.35	$17.20	$8.11	$14.41
East Texas	$1.74	$8.86	$10.21	$18.26
Total	$2.50	$16.71	$9.69	$14.52

Revenue

Oil and gas revenue

Oil and gas revenue for the three months ended June 30, 2014 and 2013 was $3.7 million and $2.4 million, respectively. This increase is primarily due to production increases from the acquisition of producing properties through the joint venture in East Texas ($2.9 million), partially offset by our divestment of non-core assets in South Texas (the Moulton properties)($1.8 million).

Oil and gas revenue for the six months ended June 30, 2014 and 2013 was $6.8 million and $5.2 million, respectively.  This increase is primarily due to production increases from the acquisition of producing properties through our joint venture in East Texas ($5.5 million), partially offset by production decreases from the divestment in 2013 of non-core assets in South Texas (the Moulton properties)($4.1 million).

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

South Texas	$81	$490	$242	$906
East Texas	78	16	$935	33
Total	$159	$506	$1,177	$939

Lease operating expenses

Lease operating expenses were $0.2 million, or $2.50 per BOE produced, for the three months ended June 30, 2014, compared to $0.5 million, or $16.71 per BOE produced, for the three months ended June 30, 2013.  This decrease is primarily due to $0.6 million in operating expenses being paid by our joint venture partner in East Texas as part of the carries of our drilling costs under the joint venture.

Lease operating expenses were $1.2 million, or $9.69 per BOE produced, for the six months ended June 30, 2014, compared to $0.9 million, or $14.52 per BOE produced, for the six months ended June 30, 2013.  This increase is primarily due to the acquisition of producing properties through our joint venture in East Texas, $1.7 million, partially offset by decreases from the divestment in 2013 of non-core assets in South Texas (the Moulton properties), $0.5 million, and $0.8 million in operating expenses being paid by our joint venture partner in East Texas as part of the carries discussed above.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the three months ended June 30, 2014 and 2013 was $2.0 million and $0.9 million, respectively.  This increase is primarily driven by higher production volumes offset partially by lower depletion rates.

Depreciation, depletion, amortization, and accretion for the six months ended June 30, 2014 and 2013 was $3.7 million and $2.3 million, respectively.  This increase is primarily driven by higher production volumes offset partially by lower depletion rates.

Impairments

In the first quarter of 2014, we recorded impairment charges of $1.6 million related to shorter remaining lease terms in South Texas. There were no impairments in the first quarter of 2013.

In the second quarter of 2014, non-producing leasehold costs in South Texas with carrying values of $1.5 million were written down to their fair value of zero, resulting in pretax impairment charges of $1.5 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.

In the second quarter of 2013, non-producing leasehold costs and producing oil and gas properties with combined carrying values of $145.5 million were written down to their fair values of $52.4 million, resulting in pretax impairment charges of $93.1 million.  Included in the $93.1 million non-cash impairment charge were non-producing leasehold cost impairments of $56.9 million and producing oil and gas properties impairments of $36.2 million.  The impairments of producing oil and gas properties related to one well in South Texas and two wells in East Texas.

General and administrative

General and administrative expense for the three months ended June 30, 2014 totaled $6.8 million compared to $12.6 million for the same period in 2013. This decrease of $5.8 million is primarily due to lower professional fees of $2.4 million, lower severance expenses of $1.0 million, lower salaries and bonus expenses of $1.4 million, and lower office expenses of $0.7 million. The second quarter of 2014 included severance expenses of $2.8 million as described in Note 11 - Severance costs in our consolidated financial statements included in this quarterly report on Form 10-Q and a legal settlement benefit of $0.8 million.

General and administrative expense for the six months ended June 30, 2014 totaled $13.0 million compared to $19.4 million for the same period in 2013.  This decrease of $6.4 million is primarily due to lower professional fees of $3.1 million, lower severance expenses of $1.1 million, lower salaries and bonus expenses of $1.3 million, and lower office expenses of $1.0 million.

In April 2013, we initiated a cost reduction plan and set a goal to reduce G&A by 35%. A year later, we have successfully completed this transition process: our adjusted G&A (see Non-GAAP Financial Measures and Reconciliation) is down 48%, our headcount is down 47% and guaranteed executive compensation is down $3.5 million. As we continue to position ZaZa for growth, over the past months we have increased our technical and land teams to prepare for further East Texas development. Adjusted G&A for the second quarter was approximately $3.7 million, a decrease of $3.4 million, or 48%, compared to the first quarter of 2013. The difference between adjusted G&A of $3.7 million and reported GAAP G&A of $6.8 million are certain benefits and charges including a legal settlement benefit of $0.8 million, severance costs of $2.8 million and stock-based compensation of $1.1 million. Adjusted G&A is a non-GAAP measure — please see our reconciliation of Adjusted G&A to GAAP G&A below under “Non-GAAP Financial Measures and Reconciliation”.

Gain on asset divestitures

In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East Texas joint venture with EOG.  There were no asset divestitures in either the second quarter of 2014 or first half of 2013.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended June 30, 2014 and 2013 was zero and $1.1 million, respectively. The loss for the three months ended June 30, 2013 related to a prepayment of our Senior Secured Notes from a principal amount of $33.2 million to $28.6 million resulting in a $0.8 million write-off of the original issuance discount and $0.2 million in prepayment fees.

Loss on extinguishment of debt for the six months ended June 30, 2014 and 2013 was $2.0 million and $16.2 million, respectively.  The loss for the six months ended June 30, 2014 related to a prepayment of our Senior Secured Notes from a principal amount of $26.8 million to $15.0 million resulting in a $1.6 million write-off of the original issuance discount and $0.4 million in prepayment fees. The loss for the six months ended June 30, 2013 primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting treatment. It consisted of a $10.9 million loss from the modification of the terms of our warrants expiring in 2020 that were issued in associated with the Senior Secured Notes (the “2020 Warrants”) and a difference between the fair value and book value of debt of $4.2 million.  The remaining $1.1 million loss is related to a prepayment of our Senior Secured Notes resulting in a $0.8 million write-off of the original issuance discount and $0.2 million in prepayment fees.

Interest expenses, net

For the three months ended June 30, 2014 and 2013, we recorded $3.5 million and $3.3 million, respectively, in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense on issuance discounts.

For the six months ended June 30, 2014 and 2013, we recorded $7.1 million and $6.9 million, respectively, in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense on issuance discounts.  Additionally, $0.3 million in interest was capitalized in 2013 versus zero in 2014 contributing to the difference year over year.

Gain (loss) on valuation of warrants and embedded derivatives

We recorded a loss in fair value of 2020 Warrants of $3.2 million versus a gain of $7.3 million for the three months ended June 30, 2014 and 2013 respectively.  Additionally, we recorded a loss in fair value of embedded derivatives associated with our Convertible Senior Notes of $1.1 million versus a gain of $7.0 million for the three months ended June 30, 2014 and 2013 respectively.  The variances are mainly a result of fluctuations in our stock price and shorter remaining duration of the instruments.

For the six months ended June 30, 2014 and 2013, we recorded gains in fair value of 2020 Warrants of $1.3 million and $18.4 million, respectively, and gains in fair value of embedded derivatives associated with our Convertible Senior Notes of $0.8 million and $13.4 million, respectively. The variances are mainly a result of fluctuations in our stock price and shorter remaining duration of the instruments.

Income tax benefit

We are recording income tax benefits to the extent we have unrecognized tax benefits in excess of the net operating losses that are available for carryback. As of June 30, 2014, we had gross unrecognized tax benefits of $16.4 million, $7.7 million of which is recorded on the balance sheet in long-term accrued liabilities and $8.7 million of which is netted against deferred tax assets.  As a result our effective rate approximates our statutory rate.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose certain non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measure we focus on is adjusted general and administrative expenses. This financial measure excludes the impact of certain expenses and benefits and therefore has not been calculated in accordance with GAAP. A reconciliation of this non-GAAP financial measure to its most comparable GAAP financial measure is included below.

We use this non-GAAP financial measure internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance which may not be comparable to similar measures used by other companies. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.

The following table sets forth the reconciliation of this non-GAAP financial measure to its most comparable GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Reconciliation of adjusted general and administrative expenses:
GAAP general and administrative expenses	$6,823	$12,554	$12,986	$19,412
Excluded (benefit) expenses:
Legal settlement benefit	(775)	—	(1,019)	(325)
Severance expenses	2,817	3,866	2,817	3,903
Stock-based compensation and non-cash bonuses	1,100	3,013	2,163	3,098
Adjusted general and administrative expenses	$3,681	$5,675	$9,025	$12,736

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

Liquidity and cash flow

Our independent registered public accounting firm for the year ended December 31, 2014 issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.  These conditions continue to be present as of June 30, 2014.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we reclassified the outstanding amount of Senior Secured Notes of $13.9 million with a principal amount of $15.0 million as current on June 30, 2014. The Senior Secured Notes are due February 21, 2017.

Our future crude oil and gas reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.  We intend to grow our reserves and production by further exploiting our existing property base through our joint ventures in South and East Texas, with activity in any particular area to be a function of market and field economics. Without considering new production from our 2014 drilling program, we do not currently generate sufficient cash flows to maintain positive liquidity to fund debt service requirements throughout 2014.

As of June 30, 2014, we had $6.3 million in cash and cash equivalents. On July 21, 2014, we received a $5 million investment as part of a $7.5 million capital markets transaction described in more detail below. Over the next six months, we intend to fund approximately $6.2 million in cash general and administrative expenses and $4.4 million in cash interest payments from cash currently on hand and net cash flows from operations. We currently plan to limit our 2014 capital expenditures to our available cash on hand and remaining carried costs; we are carried for the costs to drill and complete approximately 2 gross (0.5 net) wells and approximately $6.6 million of costs that can be allocated to wells, infrastructure, lease extensions and operating costs in East Texas. The 2 gross (0.5 net) wells are horizontal wells that have recently been completed. The remaining $6.6 million carried costs are expected to be deployed in the third quarter of 2014.

Additionally, our joint venture counter parties have the ability to accelerate the pace of drilling once our carried costs are exhausted.  Following exhaustion of a carry, we would be required to pay cash for our portion of the costs incurred in connection with the drilling program.  Depending on the timing of future drilling activity, we may not have a sufficient amount of liquidity available to us to cover those costs.  If we are unable to raise a sufficient amount of cash to pay for our portion of costs associated with the drilling program, we would be subject to customary non-consent penalties with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.

On July 21, 2014, we entered into a $7.5 million capital markets transaction to fund future growth. The transaction includes two phases. The closing of the first phase on July 21, 2014 was for $5 million gross proceeds in exchange for ZaZa common stock at a price of $0.83 per share. The first phase also included 0.6 warrants for every share of ZaZa common stock with a strike price of $1.1205 per share, a 35% premium to the July 17th closing price of our common stock. The second phase for $2.5 million is scheduled to close on or before October 20, 2014, and also includes 0.6 warrants for every share of ZaZa common stock with a strike price that will be a 35% premium to the closing price of our common stock on the trading day prior to the closing of the second phase.

On February 24, 2014, ZaZa entered into the Subordinated Notes Exchange Agreements with the Subordinated Note Holders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity he controls, the Company will issue (i) approximately 3.16 million shares of ZaZa common stock valued at $0.9495 per share based on the volume weighted average price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  The new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes. We are currently uncertain as to when and if we are able to extinguish our Senior Secured Notes as discussions are ongoing.

The Company’s Board of Directors and management team have taken and continue to take proactive steps to streamline and strengthen the Company’s balance sheet.  Over the next year, we expect to access the capital markets by issuing equity and debt securities, among others, to fund our cash needs. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

Future capital requirements

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

Long term debt

As described in “Note 9 - Long Term Debt” in more detail, we have $90.6 million in long term debt, of which $13.9 million is classified as current, consisting of the following (in thousands):

	June 30,	December 31,
	2014	2013

Senior Secured Notes - Principal	$15,000	$26,770
Senior Secured Notes - Discount	(1,095)	(3,624)
Senior Secured Notes - Net of discount	13,905	23,146

Convertible Senior Notes - Principal	40,000	40,000
Convertible Senior Notes - Discount	(10,610)	(12,043)
Convertible Senior Notes - Net of discount	29,390	27,957

Subordinated Notes	47,330	47,330
Total debt	90,625	98,433

Less: current portion	(13,905)	(10,177)
Total long-term debt	$76,720	$88,256

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

Recent Accounting Standards

See “Note 3 — Summary of significant accounting policies” above.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the six months ended June 30, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three month period ended June 30, 2014, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On August 12, 2014, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved, and the Company entered into, an amendment to the employment agreement for Mr. Scott Gaille, our Chief Compliance Officer, General Counsel and Secretary.  The amendment to Mr. Gaille’s employment agreement included, without limitation, the following changes to his compensatory arrangement:

Annual Base Salary:  Mr. Gaille’s annual salary will be increased from $350,000 to $360,500 (“Base Salary”) effective as of January 1, 2014 with a 3% annual cost of living adjustment.  Additionally, the Chief Executive Officer of the Company will have the ability to defer payment of all of Mr. Gaille’s Base Salary for up to a year during times of fiscal need of the Company at an interest rate of 8%.

Short-Term Incentive Awards:  Mr. Gaille’s short-term incentive award (“STI Award”) will be determined as follows.  At the election of the Company, the STI Award will be paid in cash or shares of the Company’s common stock and award amounts, if any, will be earned based upon an annual performance rating by the Company’s Chief Executive Officer, within a range of 0% to 150% of his Base Salary.  If Mr. Gaille receives his target performance rating he will receive an STI Award of 75% of his Base Salary, and if he receives his maximum performance rating he will receive an STI Award of 150% of his Base Salary.  If Mr. Gaille receives the lowest performance rating for the year, he will not receive an STI Award.

Long-Term Incentive Awards:  Mr. Gaille’s long-term incentive award (“LTI Award”) will be determined as follows.  The LTI Award will be awarded in shares of the Company’s common stock and based on an annual performance rating with 50% of the performance rating being determined by the Compensation Committee and 50% of the performance rating being determined by the Chief Executive Officer of the Company, within a range of 0% to 350% of his Base Salary.  If Mr. Gaille receives his target performance rating he will receive an LTI Award of 120% of his Base Salary, and if he receives his maximum performance rating he will receive an LTI Award of 350% of his Base Salary. If Mr. Gaille receives the lowest performance rating for the year, he will not receive an LTI Award.

Also on August 12, 2014, the Compensation Committee approved, and the Company entered into, an amendment to the employment agreement for Mr. Kevin Schepel, our Executive Vice President of Exploration and Production.  The amendment to Mr. Schepel’s employment agreement changed Mr. Schepel’s title to Chief Geoscience and Technology Officer and also included, without limitation, the following changes to his compensatory arrangement:

Annual Base Salary:  Mr. Schepel’s annual salary will remain $396,000 (“Base Salary”).

Short-Term Incentive Awards:  Mr. Schepel’s short-term incentive award (“STI Award”) will be determined as follows.  At the election of the Company, the STI Award will be paid in cash or shares of the Company’s common stock and award amounts, if any, will be earned only if certain liquidity benchmarks are met and thresholds for the Company’s production or reserves growth are satisfied.  If the Company maintains, or maintains access to, a $5 million minimum cash balance as of the last day of the applicable fiscal year, and the Company’s production or reserve growth over the preceding year is between 75% and 99%, then Mr. Schepel will receive the target STI Award of 75% of his Base Salary, if such growth is between 100% and 124%, then Mr. Schepel will receive an STI Award of 100% of his Base Salary, and, if such growth is greater than 125%, then Mr. Schepel will receive the maximum STI Award of 150% of his Base Salary.  If the Company fails to maintain, or maintain access to, a $5 million minimum cash balance as of the last day of the applicable fiscal year, or if the Company’s production or reserve growth over the preceding year fails to be at least 75%, Mr. Schepel will not receive an STI Award.

Long-Term Incentive Awards:  Mr. Schepel’s long-term incentive award (“LTI Award”) will be determined as follows.  The LTI Award will be paid in shares of the Company’s common stock and award amounts, if any, will be earned only if Mr. Schepel receives a certain performance rating with 50% of his performance rating being determined by the Compensation Committee and 50% of his performance rating being determined by the Chief Executive Officer of the Company, within a range of 0% to 350% of his Base Salary. If Mr. Schepel receives his target performance rating he will receive an LTI Award of 120% of his Base Salary, and if he receives his maximum performance rating he will receive an LTI Award of 350% of his Base Salary. If Mr. Schepel receives the lowest performance rating for the year, he will not receive an LTI Award.

The foregoing description of the amendment to the employment agreement of Scott Gaille does not purport to be complete and is qualified in its entirety by reference to the amendment, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference into this Item 5.

The foregoing description of the employment agreement of Kevin Schepel and the amendment thereto does not purport to be complete and is qualified in its entirety by reference to the employment agreement and the amendment, copies of which are attached as Exhibits 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and are hereby incorporated by reference into this Item 5.

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1 *	First Amendment to Employment Agreement with Todd Alan Brooks, dated June 12, 2014.

10.2 *	Separation and Consulting Agreement, dated May 19, 2014, by and between ZaZa Energy Corporation and Ian H. Fay.

10.3 *	Second Amendment to Employment Agreement with Scott Gaille, dated August 12, 2014.

10.4 *	Employment Agreement with Kevin Schepel, dated April 22, 2013.

10.5 *	First Amendment to Employment Agreement with Kevin Schepel, dated August 12, 2014.

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

August 13, 2014	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

August 13, 2014	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1 *	First Amendment to Employment Agreement with Todd Alan Brooks, dated June 12, 2014.

10.2 *	Separation and Consulting Agreement, dated May 19, 2014, by and between ZaZa Energy Corporation and Ian H. Fay.

10.3 *	Second Amendment to Employment Agreement with Scott Gaille, dated August 12, 2014.

10.4 *	Employment Agreement with Kevin Schepel, dated April 22, 2013.

10.5 *	First Amendment to Employment Agreement with Kevin Schepel, dated August 12, 2014.

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed or furnished herewith