Form 10-Q
period 2014-09-30
ZaZa Energy Corp
filed 2014-11-12
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of October 31, 2014, there were 12,141,106 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited) - (In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,811	$15,186
Restricted cash	—	11,500
Accounts receivable	1,635	1,822
Income taxes receivable	183	—
Prepayments and other current assets	380	1,606
Total current assets	14,009	30,114

Property and equipment:
Oil and gas properties, successful efforts method	59,256	51,387
Furniture and fixtures	1,848	1,843
Total property and equipment	61,104	53,230
Accumulated depletion, depreciation and amortization	(12,455)	(6,757)
Property and equipment, net	48,649	46,473

Other assets	3,691	8,089
Deferred taxes	3,108	2,866

Total assets	$69,457	$87,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$278	$755
Accrued liabilities	4,197	5,918
Deferred income taxes	3,108	2,866
Senior Secured Notes, net of discount	13,272	10,177
Income taxes payable	—	855
Total current liabilities	20,855	20,571

Long-term accrued liabilities	4,957	14,740
Asset retirement obligations	374	306
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	—	12,969
Convertible Senior Notes, net of discount	30,134	27,957
Subordinated Notes	47,330	47,330
Warrants	5,741	15,540
Embedded conversion options associated with Convertible Senior Notes	630	4,995
Quantum put option	11,000	—
Total liabilities	125,149	148,536
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.01 par value, 250,000,000 shares authorized; 12,141,106 and 10,760,295 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	121	1,076
Additional paid-in capital	116,323	109,636
Accumulated deficit	(172,063)	(171,613)
Accumulated other comprehensive loss	(73)	(93)
Total stockholders’ deficit	(55,692)	(60,994)

Total liabilities and stockholders’ deficit	$69,457	$87,542

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas revenues	$2,689	$1,102	$9,454	$6,266
Total revenues	2,689	1,102	9,454	6,266

Operating costs and expenses:
Lease operating expense	1,240	688	2,417	1,627
Depreciation, depletion, amortization, and accretion	2,028	259	5,739	2,550
Impairment of oil and gas properties	—	9,204	3,104	102,349
General and administrative	2,983	4,230	15,969	23,642
Loss (gain) on asset divestitures	—	829	(4,076)	829
Total operating costs and expenses	6,251	15,210	23,153	130,997

Operating loss	(3,562)	(14,108)	(13,699)	(124,731)

Other expenses (income):
Foreign currency exchange (gain) loss	(49)	15	(58)	30
Loss on extinguishment of debt	51	405	2,033	16,568
Interest expense, net	3,504	3,491	10,579	10,378
Gain on fair value of warrants	(9,820)	(1,350)	(11,109)	(19,772)
Gain on fair value of embedded conversion options associated with Convertible Senior Notes	(3,535)	(1,408)	(4,365)	(14,783)
Total other expenses (income)	(9,849)	1,153	(2,920)	(7,579)

Income (loss) from continuing operations before income taxes	6,287	(15,261)	(10,779)	(117,152)
Income tax expense (benefit)	(3,835)	5,387	(10,329)	(35,445)
Income (loss) from continuing operations	10,122	(20,648)	(450)	(81,707)
Income from discontinued operations, net of taxes	—	17	—	50
Net income (loss)	$10,122	$(20,631)	$(450)	$(81,657)

Basic income (loss) per share:
Continuing operations	$0.91	$(2.01)	$(0.04)	$(7.93)
Discontinued operations	—	—	—	0.01
Total basic income (loss) per share	$0.91	$(2.01)	$(0.04)	$(7.92)

Diluted income (loss) per share:
Continuing operations	$0.83	$(2.01)	$(0.04)	$(7.93)
Discontinued operations	—	—	—	0.01
Total diluted income (loss) per share	$0.83	$(2.01)	$(0.04)	$(7.92)

Weighted average shares outstanding:
Basic	11,114	10,272	10,756	10,307
Diluted	13,613	10,272	10,756	10,307

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$10,122	$(20,631)	$(450)	$(81,657)
Foreign currency translation, net of taxes	(44)	47	20	(110)
Comprehensive income (loss)	$10,078	$(20,584)	$(430)	$(81,767)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	Deficit	Income (Loss)	Deficit

Balance at December 31, 2013	10,761	$1,076	$109,636	$(171,613)	$(93)	$(60,994)
Common stock issuance	602	60	3,122	—	—	3,182
Stock-based compensation	778	78	2,472	—	—	2,550
Reverse stock split adjustment	—	(1,093)	1,093	—	—	—
Comprehensive income (loss)	—	—	—	(450)	20	(430)
Balance at September 30, 2014	12,141	$121	$116,323	$(172,063)	$(73)	$(55,692)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(450)	$(81,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	5,739	2,550
(Gain) loss on asset divestitures	(4,076)	779
Loss on impairment of oil and gas properties	3,104	102,349
Deferred income taxes	(10,154)	(35,636)
Amortization of deferred debt issuance costs and discount	3,862	3,389
Loss on extinguishment of debt	1,644	16,247
Unrealized gain on value of warrants	(11,109)	(19,772)
Unrealized gain on value of embedded conversion option	(4,365)	(14,783)
Stock-based compensation expense	2,550	2,573
Changes in operating assets and liabilities:
Restricted cash	—	6,375
Accounts receivable	188	1,184
Prepayments and other assets	(510)	(45)
Accounts payable and accrued liabilities	(2,958)	(9,515)
Cash used in operating activities - continuing operations	(16,535)	(25,962)
Cash provided by operating activities - discontinued operations	—	50
Net cash used in operating activities	(16,535)	(25,912)

Cash flows from investing activities:
Release of restricted cash	11,500	—
Proceeds from divestitures	4,701	50,168
Additions to oil and gas properties	(5,684)	(47,099)
Cash provided by investing activities - continuing operations	10,517	3,069

Cash flows from financing activities:
Issuance of common stock and warrants	4,493	1,380
Payment of Senior Secured Notes	(12,870)	(6,430)
Quantum put option	11,000	—
Cash provided by (used in) financing activities - continuing operations	2,623	(5,050)

Effects of foreign currency translation on cash and cash equivalents	20	(110)
Net decrease in cash and cash equivalents	(3,375)	(28,003)
Cash and cash equivalents, beginning of period	15,186	34,649
Cash and cash equivalents, end of period	$11,811	$6,646

Supplemental disclosures:
Cash paid during the period for interest	$7,845	$7,289
Cash paid during the period for income taxes	$855	$2,363

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional oil and gas assets.  In this Quarterly Report on Form 10-Q, unless the context provides otherwise, the “Company”, “we”, “our”, “us” and like references refer to ZaZa Energy Corporation and its subsidiaries.  We currently operate primarily through joint ventures in the Eaglebine trend in East Texas and the Eagle Ford trend in South Texas.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.

During interim periods, ZaZa follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results for any interim period are not necessarily indicative of the expected results for the entire year.  All material intercompany accounts and transactions have been eliminated in consolidation.

On August 19, 2014, we completed a 1-for-10 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, we filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, which provides that our authorized capital stock remains 250 million shares of common stock, $0.01 par value per share following the reverse stock split.

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of September 30, 2014, approximately 144,000 net JV acres in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, bears 100% of the drilling and completion costs of certain specified wells, and pays a portion of our share of any additional seismic or well costs in order to earn its interest in these properties.  Generally, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

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

On September 25, 2013, ZaZa and its counterparty amended and restated the JEDA, which resulted in the following transactions being closed on October 15, 2013:

•                  Phase II Acceleration.  Our counterparty accelerated Phase II of the joint venture, and we assigned approximately 20,000 net acres to our counterparty in exchange for (i) cash consideration of $17 million and (ii) approximately $3 million of interests (based on an independent reserves report) in 15 producing wells of our counterparty located outside of the Area of Mutual Interest or “AMI” (established by the JEDA). Also, during Phase II, our counterparty agreed to drill two horizontal wells and one vertical well in the parties’ AMI, carry ZaZa’s interests in those wells and provide a miscellaneous work and land carry of up to $1.25 million. On August 7, 2014, we announced that our counterparty had completed drilling the second well that was required to be drilled as part of Phase II of the joint development program.  The third and final Phase II well has reached target depth and is in the process of being recompleted.

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

On March 7, 2014, ZaZa entered into a further amendment to the JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. Additionally, the counterparty committed to drill two additional test wells, the first of which was spud in September 2014.

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

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa and an affiliate of Quantum Energy Partners (“Quantum”) closed the Purchase and Sale Agreement originally entered into on August 21, 2014 (the “Quantum Purchase and Sale Agreement”). The Quantum Purchase and Sale Agreement was amended by Amendment No. 1 to Quantum Purchase and Sale Agreement, dated September 16, 2014 (“Quantum Amendment No.1”), to allow Quantum to assign its rights under the Purchase and Sale Agreement to a different affiliate and to address other technical matters. The Company also entered into an East Texas Development Agreement, dated September 18, 2014, by and between ZaZa and Quantum (the “Quantum Development Agreement”).  The Quantum Development Agreement establishes an area of mutual interest for future acreage acquisitions in Walker, Grimes, Madison, Trinity and Houston counties in Texas. The Quantum Purchase and Sale Agreement, Quantum Amendment No.1 and the Quantum Development Agreement are collectively referred to as the “Quantum Agreements”. Pursuant to the terms of the Quantum Agreements:

•                  ZaZa assigned to Quantum an approximately 4 percent working interest (6,000 of ZaZa’s net acres) in undeveloped leases within ZaZa’s East Texas JV.  ZaZa retained its interest in all existing wells in the East Texas JV and is reserving the right to participate with respect to Quantum’s working interest in the next 15 East Texas JV wells that are spudded, drilled and completed after the closing of the Quantum transaction, as long as those wells are spudded, drilled and completed on or before the second anniversary of the closing of the transaction (the “Reserved Wells”).

•                  ZaZa received $11 million in cash as initial consideration.

•                  ZaZa will receive ongoing G&A and cost reimbursements from Quantum for providing services related to their jointly owned assets in Walker, Grimes, Madison, Trinity, and Houston counties.

•                  Quantum has the right to cause ZaZa to purchase Quantum’s interest in the jointly owned assets on an all or nothing basis for a cash price based on Quantum’s initial consideration paid of $11 million plus any out-of-pocket cost of acquiring and renewing leases under the Quantum Agreements on September 17, 2016 (the “Quantum Put Option”).

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Southern Development Area (Madison, Walker, and Grimes counties). The Southern Development Area comprises approximately 144,000 acres and is operated by EOG Resources, Inc. ZaZa holds a 20.8% working interest, or approximately 30,000 net acres and Quantum holds a 4.2% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Southern Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Northern Development Areas (Houston, Trinity, and Leon counties). The Northern Development Areas comprise over 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements. Through the remainder of 2014 ZaZa will be preparing the acreage block in Houston and Trinity counties to be drill ready from a unit formation perspective, and the Company’s leasing is now focused on contiguous acreage additions.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  US Generally Accepted Accounting Principles (“GAAP”) prevents sale accounting due to the Quantum put option. Accordingly, the related oil and gas properties continue to be included on ZaZa’s consolidated balance sheet, and we created a liability, the Quantum put option, equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million will be disclosed as contingent liabilities and recorded as additional liability when and if payment becomes probable. The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

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

Crede Securities Purchase Agreement

On July 21, 2014, we entered into a Securities Purchase Agreement (the “Crede Securities Purchase Agreement”) with Crede CG III, Ltd. (“Crede”).  Under the terms of the Crede Securities Purchase Agreement, the Company sold and issued to Crede 602,410 shares of common stock, at $8.30 per share, and warrants to purchase 361,493 shares of Common Stock with an exercise price of $11.2036 for no additional consideration (the “2019 Warrants”).  Net proceeds of the offering, after expenses, were approximately $4.5 million.

We estimated the 2019 Warrants’ fair value at issuance was approximately $1.3 million and in accordance with US GAAP allocated the remaining residual amount of $3.2 million, calculated as the difference between the $4.5 million net proceeds and the $1.3 million fair value attributed to the 2019 Warrants, to common stock and additional paid-in capital.

On October 21, 2014, Crede attempted to exchange warrants received in the first investment for 1,422,908 shares of common stock.  The Company believes the contractual provisions of the 2019 Warrants limit their exchange to a maximum of 361,493 shares of common stock.  Because the Company and Crede were unable to agree upon an interpretation of the contractual provisions in the 2019 Warrants with respect to the number of shares of common stock into which the 2019 Warrants could be exchanged, the Company filed suit on November 4, 2014 in the United States District Court for the Southern District of New York requesting a declaratory judgment that the 2019 Warrants are exchangeable for a maximum of 361,493 shares of common stock.

According to the Crede Securities Purchase Agreement, a second investment of $2.5 million was scheduled to close on October 20, 2014.  As a result of a dispute between ZaZa and Crede related to whether the conditions to the second closing had been satisfied, this second investment did not occur and the Company does not expect for it to occur.

NOTE 2 — GOING CONCERN

Our independent registered public accounting firm for the year ended December 31, 2013 issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.  These conditions continue to be present as of September 30, 2014.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the 10% Senior Secured Notes due 2017 at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we have classified the outstanding amount of Senior Secured Notes of $13.3 million with a principal amount of $13.9 million as a current liability. Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes if they require us to purchase all or a portion of the Senior Secured Notes and we will be in default under the Senior Secured Notes.  If this default occurs, we will be unable to continue as a going concern.

As of September 30, 2014, we had $11.8 million in cash and cash equivalents and working capital deficit of $6.8 million. Over the next six months, we intend to fund cash general and administrative expenses, cash interest payments, and capital expenditures from cash currently on hand of $11.8 million and net cash flows from operations, if any.  We do not currently generate sufficient cash flows to maintain positive liquidity to fund operating and debt service requirements throughout the next six months.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s Board of Directors and management team continue to take steps to try to strengthen the Company’s balance sheet.  We intend to attempt to access the capital markets by issuing equity and debt securities, among others, to fund our cash needs. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Diluted income (loss) per share reflects the potential dilutive effect of unvested share-based payments, warrants and debt instruments that can be converted into common stock. We use the treasury stock method to compute potential common shares from unvested share-based payments and warrants and the if-converted method to compute potential common shares from convertible notes. When a net loss occurs, potential common shares have an anti-dilutive effect on loss per share and are excluded from the diluted loss per share calculations.

Recent Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of discontinued operations. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. This accounting standards update is effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted but only for disposals (or classifications that are held for sale) that have not been reported in financial statements previously issued or available for use. We adopted the new standard for our fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2014. The adoption of this had no impact on our financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2014-12”), which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. ASU 2014-15 will be effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial statement footnotes.

NOTE 4 — INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$10,122	$(20,648)	$(450)	$(81,707)
Income from discontinued operations, net of tax	—	17	—	50
Net income (loss)	$10,122	$(20,631)	$(450)	$(81,657)

Denominator:
Weighted average common shares outstanding	11,114	10,272	10,756	10,307

Basic income (loss) per share:
Continuing operations	$0.91	$(2.01)	$(0.04)	$(7.93)
Discontinued operations	—	—	—	0.01
Total basic income (loss) per share	$0.91	$(2.01)	$(0.04)	$(7.92)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$10,122	$(20,648)	$(450)	$(81,707)
Impact of conversions on interest expense, net of tax	1,144	—	—	—
	11,266	(20,648)	(450)	(81,707)
Income from discontinued operations, net of tax	—	17	—	50
Net income (loss)	$11,266	$(20,631)	$(450)	$(81,657)

Denominator:
Weighted average common shares outstanding	11,114	10,272	10,756	10,307
Unvested restricted stock	883	—	—	—
Net option shares issued under treasury stock method	16	—	—	—
Weighted average shares associated with convertible debt	1,600	—	—	—
Weighted average diluted common shares outstanding	13,613	10,272	10,756	10,307

Diluted income (loss) per share:
Continuing operations	$0.83	$(2.01)	$(0.04)	$(7.93)
Discontinued operations	—	—	—	0.01
Total diluted income (loss) per share	$0.83	$(2.01)	$(0.04)	$(7.92)

For the three months ended September 30, 2014, the calculations of diluted income per common share included the dilutive effects attributable to the following: (a) 0.3 million options, (b) 0.9 million unvested restricted common stock outstanding, (c) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes.  The anti-dilutive effects attributable to following were not included for the three months ended September 30, 2014: (a) 3.3 million warrants which had exercise prices exceeding the average market price for the period.

For the nine months ended September 30, 2014, the calculations of basic and diluted loss per common share were the same as we did not include the anti-dilutive effects attributable to the following: (a) 0.3 million options, (b) 0.9 million unvested restricted common stock outstanding, (c) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes, and (d) 3.3 million warrants.

For the three and nine months ended September 30, 2013, the calculations of basic and diluted loss per common share were the same as we did not include the anti-dilutive effects attributable to the following: (a) 2.7 million warrants, (b) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes, and (c) 0.3 million unvested restricted common stock outstanding.

NOTE 5 —INCOME TAXES

We are subject to income taxes primarily in the United States. The provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We paid approximately $0.3 million in 2014 related to 2013 U.S. alternative minimum tax that had been previously accrued — though this was subsequently refunded in October 2014 with the filing of the final 2013 tax return. Additionally, we also paid approximately $0.6 million in 2014 related to 2013 Texas franchise taxes that had been previously accrued.  We paid approximately $2.4 million in the second quarter of 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

We have approximately $120 million in gross net operating losses (“NOL”) that have been offset against our uncertain tax position as currently presented in our balance sheet. Furthermore as a result of the lack of positive evidence at the consolidated level, it is uncertain whether or when the Company will have enough taxable income to fully benefit from the NOL.  Accordingly, we recorded a valuation allowance to offset a portion of the deferred tax assets.

The following table reconciles income tax expense (benefit) at the U.S. federal statutory rate to the expense (benefit) for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Statutory tax at 35%	$2,134	$(5,358)	$(3,803)	$(41,020)
Gain on warrants	(2,274)	(473)	(2,565)	(3,109)
Adjustments to valuation allowance	1,736	11,707	995	8,384
Return to accrual	(5,445)	—	(5,445)	—
Foreign rate differential and other	14	(489)	489	300
Income tax expense (benefit)	$(3,835)	$5,387	$(10,329)	$(35,445)

The Company has unrecognized tax benefits which currently exceed the net operating loss that is available for carryback and netted against the uncertain position, and as such, the Company is able to recognize this carryback amount up to the unrecognized tax benefit.  As of September 30, 2014, the difference between the gross unrecognized tax benefits of $16.4 million and $5.0 million recorded on the balance sheet in long-term accrued liabilities (of which $4.2 million is related to unrecognized tax benefits) is due to $12.2 million available NOL that is netted against the uncertain tax position. As of December 31, 2013, the difference between the gross unrecognized tax benefits of $16.4 million and $14.7 million recorded on the balance sheet in long-term accrued liabilities (of which $14.3 million is related to unrecognized tax benefits) is due to $2.1 million available NOL that is netted against the uncertain tax position. The uncertain tax position is available to support recognition of a $12.2 million deferred tax asset as of September 30, 2014, an increase of $10.2 million, equal to the tax benefit for the nine months, from December 31, 2013.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the nine month periods ended September 30, 2014 and 2013. Amounts of income tax expense or benefit related to components of other comprehensive income, including reclassifications within other comprehensive income, are not material for the nine month periods ended September 30, 2014 and 2013.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, due to the short-term nature or maturity of the instruments.

The Senior Secured Notes and Subordinated Notes were valued under the income approach using discounted cash flows.  The Convertible Senior Notes and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the note. The warrants issued in association with the Senior Secured Notes (the “2020 Warrants”) were valued as written call options using a Binomial Lattice Model.  The 2019 Warrants were valued using a weighted probability allocation between a Binomial Lattice Model and Black Scholes Option Pricing Model.

Cash flows were discounted utilizing the US Treasury rate and our credit spread to estimate the appropriate risk adjusted rate.  A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the US Treasury rate that produces a value of the Convertible Senior Notes.  The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2014
Warrants (A)	$—	$—	$5,741	$5,741
Embedded conversion options	—	—	630	630
Total	$—	$—	$6,371	$6,371

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2013
Warrants	$—	$—	$15,540	$15,540
Embedded conversion options	—	—	4,995	4,995
Total	$—	$—	$20,535	$20,535

(A)       Included within the warrants are the 2019 Warrants which were valued at $1.3 million as of September 30, 2014, and were based on them being exchanged for a maximum of 361,493 shares of common stock.  For further information regarding the Crede matter relating to the 2019 Warrants, see Note 1 — Basis of Presentation - Crede Securities Purchase Agreement.

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$20,535	$49,425
Issuance of warrants (A)	1,310	—
Amendment to warrant agreement	—	10,890
Unrealized gain on warrants included in earnings	(11,109)	(19,772)
Unrealized gain on embedded conversion option included in earnings	(4,365)	(14,783)
Balance at end of period	$6,371	$25,760

(A)       For further information regarding the Crede matter relating to the 2019 Warrants, see Note 1 — Basis of Presentation - Crede Securities Purchase Agreement.

On September 30, 2014, the Senior Secured Notes, which had a book value of $13.3 million (net of unamortized discount of $0.6 million), had a fair value of approximately $13.7 million.  An increase in the credit spread by 500 basis points results in a $0.2 million decrease in the fair value of the note.

On September 30, 2014, the Convertible Senior Notes, which had a book value of $30.1 million (net of unamortized discount of $9.9 million), had a fair value of approximately $30.6 million.  An increase in the credit spread by 500 basis points results in a $2.8 million decrease in the fair value of the note.

On September 30, 2014, Subordinated Notes, which had a book value of $47.3 million, had a fair value of approximately $32.1 million.  An increase in the credit spread by 500 basis points results in a $3.0 million decrease in the fair value of the note.

As of September 30, 2014, an increase in the volatility by 5% results in a $0.5 million and $0.3 million increase in the fair values of the 2020 Warrants and embedded conversion option, respectively.  The 2019 Warrants however were limited to a ceiling of $1.3 million at September 30, 2014 based on limitations as defined within the certificate of warrant with respect to the 2019 Warrants.  Accordingly, an increase in the volatility by 5% results in no change to the 2019 Warrants fair value.  However, as further described in Note 1 — Basis of Presentation - Crede Securities Purchase Agreement, Crede has requested 1,422,908 shares of common stock in exchange for the 2019 Warrants. The Company has filed suit against Crede seeking a declaratory judgment that Crede’s request exceeds the number of shares into which the 2019 Warrants can be exchanged, or 361,493 shares.  If the Company is not successful in its suit against Crede and the Company must issue in excess of 361,493 shares of common stock to Crede, the fair value of the 2019 Warrants would increase with an increase in volatility.

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

In the third quarter of 2014 there was no impairment of assets.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million.  Additionally, we wrote down the carrying value of our inventory by $0.2 million.  This resulted in pre-tax impairment charges totaling $9.2 million.  The decline in fair value of the non-producing leases was driven by the expiration of leases in South Texas.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013

Asset retirement obligations at beginning of period	$306	$130
Obligations incurred	18	197
Revisions	11	157
Accretion expense	41	19
Obligations extinguished	(2)	(119)
Asset retirement obligations at the end of period	$374	$384

NOTE 9 — LONG-TERM DEBT

Our long-term debt includes Senior Secured Notes, Convertible Senior Notes, and Subordinated Notes. The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in “Note 6 — Fair Value Measurement”. At September 30, 2014 and December 31, 2013, gross debt issuance costs were $2.5 million and $2.5 million, and accumulated amortization was $0.8 million and $0.5 million, respectively. The costs are being amortized over the life of the associated debt.

Our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Senior Secured Notes, net of discount (1)	$13,272	$23,146
Convertible Senior Notes, net of discount (2)	30,134	27,957
Subordinated Notes	47,330	47,330
Total debt	90,736	98,433
Less: current portion (3)	(13,272)	(10,177)
Total long-term debt	$77,464	$88,256

(1)                      The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on February 21, 2015 using the effective interest rate method and a rate of 21.5%.

(2)                      The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 1, 2017 using the effective interest rate method and a rate of 17.7%.

(3)                      We classified $13.3 million of our Senior Secured Notes as current as of September 30, 2014 pursuant to the Securities Purchase Agreement described below, which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning February 21, 2015. We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 pursuant to Amendment No. 5 to the Securities and Purchase Agreement, which required the principal balance to be reduced to $15 million by February 28, 2014.

10.00% Senior Secured Notes due 2017 and 2020 Warrants

The Senior Secured Notes were issued under the Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”) and will mature on February 21, 2017.  On February 6, 2014, we received $11.5 million from an escrow account as a result of a settlement of disputes with the Hess Corporation and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce the outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million.  On September 17, 2014, as part of the Quantum Agreements, we received $11 million in cash and used $1.1 million to reduce the outstanding principal amount on our Senior Secured Notes from $15.0 million to $13.9 million.

Subject to certain adjustments set forth in the Securities Purchase Agreement, interest on the Senior Notes accrues at 10% per annum as of March 1, 2014, payable quarterly in cash. Amendment No. 5 to the Securities Purchase Agreement, dated March 28, 2013 (“Amendment No. 5”), stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Notes were not prepaid to zero by February 28, 2014. The balance outstanding on the Senior Secured Notes was $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we classified the outstanding amount of Senior Secured Notes as current as of September 30, 2014.

Pursuant to the Securities Purchase Agreement, the purchasers of our Senior Secured Notes were also issued the 2020 Warrants, which were originally exercisable for 26,315,789 shares of our common stock at an exercise price of $3.15 per share.  Due to various transactions in prior periods having triggered anti-dilution adjustments in the 2020 Warrants and considering the impact of the reverse stock split, as of September 30, 2014, the number of outstanding shares of Common Stock represented by the 2020 Warrants is 2,982,065 with an exercise price of $18.21 per share.

At September 30, 2014 and December 31, 2013, the unamortized issuance discount related to Senior Secured Notes was $0.6 million and $3.6 million, respectively.  The outstanding principal of the Senior Secured Notes was $13.9 million and $26.8 million at September 30, 2014 and December 31, 2013, respectively.

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, for accounting purposes we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 million and $1.2 million, respectively.  We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the 2020 Warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million.  We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million.  Additionally, we recognized losses on the extinguishment of debt associated with prepayment penalties on the prepayment of principal on our Senior Secured Notes totaling approximately $2.0 and $1.5 million respectively in 2014 and 2013.

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

9.00% Convertible Senior Notes due 2017

The Company has $40,000,000 aggregate principal amount of Convertible Senior Notes.  The Convertible Senior Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased.  The Convertible Senior Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The reverse stock split adjusted conversion rate is 40.0052 shares per $1,000 Convertible Senior Notes which equated to an initial conversion price of $25.00 per share.

At September 30, 2014 and December 31, 2013, the unamortized issuance discount related to Convertible Senior Notes was $9.9 million and $12.0 million, respectively.

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

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with the Subordinated Note Holders to exchange all $47.3 million in outstanding Subordinated Notes for a combination of shares of our common stock and a new series of perpetual preferred stock.  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 0.3 million shares of ZaZa common stock valued at $9.495 per share based on the volume weighted average split adjusted price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  If the conditions to the exchange are satisfied, the new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our Senior Secured Notes as the Senior Secured Notes prevent us from executing the exchange.  We are currently uncertain as to when and if we are able to extinguish our Senior Secured Notes.

Interest expense

For the three and nine months ended September 30, 2014 and 2013, interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest expense on Senior Secured Notes	$382	$582	$1,181	$1,829
Interest expense on Convertible Senior Notes	900	900	2,700	2,700
Interest expense on Subordinated Notes	947	946	2,840	2,840
Amortization original issuance discount on Senior Secured Notes	415	295	1,351	1,091
Amortization of issuance costs on Senior Secured Notes	—	—	—	58
Amortization original issuance discount on Convertible Senior Notes	744	673	2,176	1,969
Amortization of issuance costs on Convertible Senior Notes	116	95	335	271
Other interest (income) expense, net	—	—	(4)	(34)
Capitalized interest	—	—	—	(346)
Total interest expense, net	$3,504	$3,491	$10,579	$10,378

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 2.3 million shares authorized for issuance under the Plan adopted in March 2012.  On September 30, 2014, approximately 0.6 million shares were available for future grants under the Plan.

Stock-based compensation costs for the three and nine months ended September 30, 2014 were $0.8 million and $2.6 million, respectively.  Stock-based compensation costs for the three and nine months ended September 30, 2013 were $0.6 million and $2.4 million, respectively.

The following table presents the changes in restricted stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average
	Number	grant date	Intrinsic
	of shares	fair value per share	value
Unvested balance at December 31, 2013	231	$16.90	$3,898
Granted	843	6.98	5,880
Forfeited	(23)	16.10	(361)
Vested	(168)	16.33	(2,745)
Unvested balance at September 30, 2014	883	$7.55	$6,672

On September 30, 2014 and 2013, we had $6.1 million and $3.2 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.5 years and 2.0 years, respectively.

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

As of September 30, 2014, we have reduced the accrual by a total of $4.9 million for severance payments made in 2013 and 2014. The remaining liability as of September 30, 2014 is $2.5 million of which $1.7 million is recorded in current accrued liabilities and $0.8 million is recorded in non-current accrued liabilities.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

For information regarding the dispute with Crede surrounding the 2019 Warrants and the Crede Securities Purchase Agreement, see Note 1 — Basis of Presentation - Crede Securities Purchase Agreement.

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

•                                      our ability to maintain sufficient liquidity and continue as a going concern;

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

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets are located within the United States.  Except for an immaterial amount of cash held by our foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  In this Quarterly Report, our use of “East Texas” refers to Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region; and our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Additionally, we have converted our natural gas reserves or production into barrel of oil equivalents in this Quarterly Report. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil.

Recent Developments

East Texas Joint Venture with EOG

On March 7, 2014, we entered into the Fourth Amendment (the “Fourth Amendment”) to our Joint Exploration and Development Agreement (as amended, the “JEDA”) with EOG Resources, Inc. (“our counterparty”) with respect to the joint development of certain of our East Texas properties.  Under the Fourth Amendment, we agreed to assign to our counterparty approximately 9,600 net acres in East Texas representing a 75% working interest in the acreage remaining in the third and final phase of the joint development program under the JEDA.  As consideration for this transfer, we received approximately $4.7 million in cash and the carry by our counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. Additionally, the counterparty committed to drill two additional test wells, the first of which was spud in September 2014.

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

On August 7, 2014, we announced that our counterparty had completed drilling the McAdams Cattle Company 1H horizontal well (“McAdams 1H”) in Walker County, Texas, the second well that was required to be drilled as part of Phase II of the joint development program.  As previously reported, the well has achieved 24-hour peak production of approximately 1,786 boe/d (with NGLs) and 1,249 boe/d (without NGLs)—which includes 459 b/d of 49 API oil, 4,740 mcf/d of natural gas, and 569 NGL b/d)—from perforations along the lateral at 11,415-16,250 feet.  The third and final Phase II well also has reached target depth and is in the process of being recompleted.

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa and an affiliate of Quantum Energy Partners (“Quantum”) closed the Purchase and Sale Agreement originally entered into on August 21, 2014 (the “Quantum Purchase and Sale Agreement”). The Quantum Purchase and Sale Agreement was amended by Amendment No. 1 to Quantum Purchase and Sale Agreement, dated September 16, 2014 (“Quantum Amendment No.1”), to allow Quantum to assign its rights under the Purchase and Sale Agreement to a different affiliate and to address other technical matters. The Company also entered into an East Texas Development Agreement, dated September 18, 2014, by and between ZaZa and Quantum (the “Quantum Development Agreement”).  The Quantum Development Agreement establishes an area of mutual interest for future acreage acquisitions in Walker, Grimes, Madison, Trinity and Houston counties in Texas. The Quantum Purchase and Sale Agreement, Quantum Amendment No.1 and the Quantum Development Agreement are collectively referred to as the “Quantum Agreements”. Pursuant to the terms of the Quantum Agreements:

•                  ZaZa assigned to Quantum an approximately 4 percent working interest (6,000 of ZaZa’s net acres) in undeveloped leases within ZaZa’s East Texas JV.  ZaZa retained its interest in all existing wells in the East Texas JV and is reserving the right to participate with respect to Quantum’s working interest in the next 15 East Texas JV wells that are spudded, drilled and completed after the closing of the Quantum transaction, as long as those wells are spudded, drilled and completed on or before the second anniversary of the closing of the transaction (the “Reserved Wells”).

•                  ZaZa received $11 million in cash and total consideration of approximately $17 million, consisting of both cash and ZaZa’s right to receive Quantum’s interest in the Reserved Wells.

•                  ZaZa will receive ongoing G&A and cost reimbursements from Quantum for providing services related to their jointly owned assets in Walker, Grimes, Madison, Trinity, and Houston counties.

•                  Quantum has the right to cause ZaZa to purchase Quantum’s interest in the jointly owned assets on an all or nothing basis for a cash price based on Quantum’s initial consideration paid of $11 million plus any out-of-pocket cost of acquiring and renewing leases under the Quantum Agreements on September 17, 2016 (the “Quantum Put Option”).

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Southern Development Area (Madison, Walker, and Grimes counties). The Southern Development Area comprises approximately 144,000 acres and is operated by EOG Resources, Inc. ZaZa holds a 20.8% working interest, or approximately 30,000 net acres and Quantum holds a 4.2% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Southern Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Northern Development Areas (Houston, Trinity, and Leon counties). The Northern Development Areas comprise over 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements. Through the remainder of 2014 ZaZa will be preparing the acreage block in Houston and Trinity counties to be drill ready from a unit formation perspective, and the Company’s leasing is now focused on contiguous acreage additions.

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

Balance Sheet Initiative

On September 18, 2014, ZaZa received $11 million in cash from our East Texas Joint Venture partner Quantum. We used $1.1 million to prepay the principal balance of our Senior Secured Notes from $15.0 million to $13.9 million. Approximately $2.9 million of the remaining proceeds will be used to fund our third horizontal development well in East Texas, the Colburn 3H that spud September 9, 2014.

On July 21, 2014, we entered into a $7.5 million capital markets transaction to fund future growth. The transaction includes two phases. The closing of the first phase on July 21, 2014 was for $4.5 million net proceeds in exchange for ZaZa common stock at a reverse split adjusted price of $8.30 per share. The first phase also included 0.6 warrants for every share of ZaZa common stock with a reverse split adjusted strike price of $11.2036 per share, a 35% premium to the July 17th reverse split adjusted closing price of our common stock. On October 21, 2014, Crede attempted to exchange warrants received in the first investment for 1,422,908 shares of common stock.  The Company believes the contractual provisions of the 2019 Warrants limit their exchange to a maximum of 361,493 shares of common stock.  Because the Company and Crede were unable to agree upon an interpretation of the contractual provisions in the 2019 Warrants with respect to the number of shares of common stock into which the 2019 Warrants could be exchanged, the Company filed suit on November 4, 2014 in the United States District Court for the Southern District of New York seeking a declaratory judgment that the 2019 Warrants are exchangeable for a maximum of 361,493 shares of common stock.

On February 24, 2014, ZaZa entered into agreements (the “Subordinated Notes Exchange Agreements”) with Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”).  Under the terms of the Subordinated Notes Exchange Agreements, in exchange for the $15.8 million in Subordinated Notes held collectively by each individual and the entity that he controls, the Company will issue (i) approximately 0.3 million shares of ZaZa common stock valued at $9.495 per share based on the volume weighted average split adjusted price per share for the ten trading days prior to February 24, 2014 and (ii) a new series of perpetual preferred stock with a liquidation preference of $12.8 million.  If the conditions to the exchange are satisfied, the new series of perpetual preferred stock will be issued in the form of Series A Cumulative Redeemable Preferred Stock with a cash dividend rate of 13% per annum based on a liquidation preference of $25 per share.  The exchange of the Subordinated Notes is conditional on extinguishing our 10.00% Senior Secured Notes due 2017 (the “Senior Secured Notes”) as the Senior Secured Notes prevent us from executing the exchange.  We are currently uncertain as to when and if we are able to extinguish our Senior Secured Notes as discussions are ongoing.

Financial Summary

For the three months ended September 30, 2014:

•                  Production was 54.8 MBOE of which 19.6 MBOE was oil production (36%).

•                  Revenues were $2.7 million.

•                  Operating losses were $3.6 million.

•                  Net income was $10.1 million.

For the nine months ended September 30, 2014:

•                  Production was 176.2 MBOE of which 69.3 MBOE was oil production (39%).

•                  Revenues were $9.5 million.

•                  Operating losses were $13.7 million, including $3.1 million of asset impairments.

•                  Net loss was $0.5 million.

At September 30, 2014, we had:

•                  Cash and cash equivalents of $11.8 million.

•                  Current ratio (current assets/current liabilities) of 0.67 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

The following table presents our production, average prices obtained for our production and average production cost for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Production Volumes
Crude oil (Bbls)
South Texas	3,497	6,560	10,795	49,090
East Texas	16,063	1,089	58,470	2,519
Total	19,560	7,649	69,265	51,609
Natural gas (Mcf)
South Texas	39,653	34,562	142,281	109,396
East Texas	102,355	37,932	271,168	40,018
Total	142,008	72,494	413,449	149,414
Natural gas liquids (Bbls)
South Texas	4,499	2,602	9,969	10,489
East Texas	7,062	—	28,078	—
Total	11,561	2,602	38,047	10,489
Equivalents (BOE)
South Texas	14,605	14,922	44,478	77,812
East Texas	40,185	7,411	131,743	9,189
Total	54,790	22,333	176,221	87,001

Oil Average Sales Price ($/Bbl)
South Texas	$90.06	$101.44	$93.59	$105.09
East Texas	$95.09	$99.65	$98.22	$101.79
Total	$94.19	$101.18	$97.50	$104.93

Natural Gas Average Sales Price ($/Mcf)
South Texas	$3.92	$3.29	$3.98	$3.45
East Texas	$3.62	$3.60	$4.03	$3.60
Total	$3.70	$3.45	$4.02	$3.49

Natural Gas Liquids Average Sales Price ($/Bbl)
South Texas	$27.96	$30.20	$30.05	$31.39
East Texas	$27.72	$—	$26.36	$—
Total	$27.81	$30.20	$27.33	$31.39

Average Production Costs ($/BOE)
South Texas	$18.88	$16.19	$11.65	$14.75
East Texas	$23.99	$60.26	$14.41	$52.13
Total	$22.63	$30.81	$13.71	$18.70

Revenue

Oil and gas revenue

Oil and gas revenue for the three months ended September 30, 2014 and 2013 was $2.7 million and $1.1 million, respectively. This increase is primarily due to production increases from the acquisition of producing properties through the joint venture in East Texas ($1.8 million), partially offset by our divestment of non-core assets in South Texas ($0.2 million). Third quarter 2014 production of 54.8 MBOE was lower than second quarter 2014 production of 63.5 MBOE due to certain wells in East Texas that were temporarily shut-in for workovers.

Oil and gas revenue for the nine months ended September 30, 2014 and 2013 was $9.5 million and $6.3 million, respectively.  This increase is primarily due to production increases from the acquisition of producing properties through our joint venture in East Texas ($7.2 million), partially offset by production decreases from the divestment in 2013 of non-core assets in South Texas ($4.0 million).

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

South Texas	$276	$241	$518	$1,148
East Texas	964	447	1,899	479
Total	$1,240	$688	$2,417	$1,627

Lease operating expenses

Lease operating expenses were $1.2 million, or $22.63 per BOE produced, for the three months ended September 30, 2014, compared to $0.7 million, or $30.81 per BOE produced, for the three months ended September 30, 2013.  This increase is primarily due to $0.5 million in operating expenses in East Texas from an increase in total wells versus prior year.

Lease operating expenses were $2.4 million, or $13.71 per BOE produced, for the nine months ended September 30, 2014, compared to $1.6 million, or $18.70 per BOE produced, for the nine months ended September 30, 2013.  This increase is primarily due to the acquisition of producing properties through our joint venture in East Texas, $2.2 million, partially offset by decreases from the divestment in 2013 of non-core assets in South Texas (the Moulton properties), $0.6 million, and $0.8 million in operating expenses being paid by our joint venture partner in East Texas as part of the carries discussed above.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the three months ended September 30, 2014 and 2013 was $2.0 million and $0.3 million, respectively.  This increase is primarily driven by higher production volumes offset partially by lower depletion rates.

Depreciation, depletion, amortization, and accretion for the nine months ended September 30, 2014 and 2013 was $5.7 million and $2.6 million, respectively.  This increase is primarily driven by higher production volumes offset partially by lower depletion rates.

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

In the third quarter of 2014 there was no impairment of assets.

In the third quarter of 2013, non-producing leasehold costs with carrying values of $13.1 million were written down to their fair values of $4.1 million.  Additionally, we wrote down the carrying value of our inventory by $0.2 million.  This resulted in pre-tax impairment charges totaling $9.2 million.  The decline in fair value of the non-producing leases was driven by the expiration of leases in South Texas.

General and administrative

General and administrative expense for the three months ended September 30, 2014 totaled $3.0 million compared to $4.2 million for the same period in 2013. This decrease of $1.2 million is primarily due to lower salaries and bonus expenses of $1.1 million.

General and administrative expense for the nine months ended September 30, 2014 totaled $16.0 million compared to $23.6 million for the same period in 2013.  This decrease of $7.6 million is primarily due to lower professional fees of $3.8 million, lower salaries and bonus expenses of $1.4 million, lower severance expenses of $1.1 million, and lower office expenses of $1.0 million.

In April 2013, we initiated a cost reduction plan and set a goal to reduce G&A by 35%. We successfully completed this transition process in the second quarter of 2014 and achieved reductions in adjusted G&A (see Non-GAAP Financial Measures and Reconciliation) of 60%, in headcount of 47% and in guaranteed executive compensation of $3.5 million when comparing the third quarter of 2014 to the first quarter of 2013. Adjusted G&A for the third quarter was $2.8 million, a decrease of $1.1 million, or 28%, compared to the third quarter of 2013. The difference between adjusted G&A of $2.8 million and reported GAAP G&A of $3.0 million are non-cash compensation expenses of $0.2 million. Adjusted G&A is a non-GAAP measure — please see our reconciliation of Adjusted G&A to GAAP G&A below under “Non-GAAP Financial Measures and Reconciliation”.

Gain (loss) on asset divestitures

In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East Texas joint venture with EOG.  In the third quarter of 2013, we recorded a loss on asset divestitures totaling $0.8 million related to the sale of the Moulton properties.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended September 30, 2014 and 2013 was $51 thousand and $0.4 million, respectively. The loss for the three months ended September 30, 2014 related to a prepayment of our Senior Secured Notes from a principal amount of $15.0 million to $13.9 million resulting in a $51 thousand write-off of the original issuance discount.  The loss for the three months ended September 30, 2013 related to a prepayment of our Senior Secured Notes from a principal amount of $28.6 million to $26.8 million resulting in a $0.3 million write-off of the original issuance discount and $0.1 million in prepayment fees.

Loss on extinguishment of debt for the nine months ended September 30, 2014 and 2013 was $2.0 million and $16.6 million, respectively.  The loss for the nine months ended September 30, 2014 related to prepayments of our Senior Secured Notes from a principal amount of $26.8 million to $13.9 million resulting in a $1.6 million write-off of the original issuance discount and $0.4 million in prepayment fees. The loss for the nine months ended September 30, 2013 primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting treatment. It consisted of a $10.9 million loss from the modification of the terms of our 2020 warrants and a difference between the fair value and book value of debt of $4.2 million.  The remaining $1.5 million loss is related to prepayments of our Senior Secured Notes resulting in a $1.2 million write-off of the original issuance discount and $0.3 million in prepayment fees.

Interest expenses, net

For the three months ended September 30, 2014 and 2013, we recorded $3.5 million and $3.5 million, respectively, in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense on issuance discounts.

For the nine months ended September 30, 2014 and 2013, we recorded $10.6 million and $10.4 million, respectively, in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense on issuance discounts.  Additionally, $0.3 million in interest was capitalized in 2013 versus zero in 2014 contributing to the difference year over year.

Gain (loss) on valuation of warrants and embedded derivatives

We recorded a gain in fair value of the 2020 Warrants of $9.8 million for the three months ended September 30, 2014 versus a gain of $1.4 million for the three months ended September 30, 2013.  Additionally, we recorded a gain in fair value of the embedded derivatives associated with our Convertible Senior Notes of $3.5 million for the three months ended September 30, 2014 versus a gain of $1.4 million for the three months ended September 30, 2013.  The variances are mainly a result of decreases in our stock price and shorter remaining duration of the instruments.  We initially recorded the fair value of the 2019 Warrants at issuance on July 21, 2014 as a liability of $1.3 million and subsequently recorded no change in fair value for the three months ended September 30, 2014.

For the nine months ended September 30, 2014 and 2013, we recorded gains in fair value of the 2020 Warrants of $11.1 million and $19.8 million, respectively, and gains in fair value of the embedded derivatives associated with our Convertible Senior Notes of $4.4 million and $14.8 million, respectively. The variances are mainly a result of fluctuations in our stock price and shorter remaining duration of the instruments.

Income tax benefit

We are recording income tax benefits to the extent we have unrecognized tax benefits in excess of the net operating losses that are available for carryback. As of September 30, 2014, we had gross unrecognized tax benefits of $16.4 million, $4.2 million of which is recorded on the balance sheet in long-term accrued liabilities and $12.2 million of which is netted against deferred tax assets.

Capital expenditures

For the nine months ended September 2014, we deployed $5.6 million of cash capital expenditures and $21.1 million of carried costs for a total of $26.7 million.  For the nine months ended September 2013, we deployed $43.3 million of cash capital expenditures and were not carried for any costs.

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

The following table sets forth the reconciliation of this non-GAAP financial measure to its most comparable GAAP financial measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Reconciliation of adjusted general and administrative expenses:
GAAP general and administrative expenses	$2,983	$4,230	$15,969	$23,642
Excluded (benefit) expenses:
Legal settlement benefit	—	100	(1,019)	(225)
Severance expenses	—	23	2,817	3,926
Stock-based compensation and non-cash bonuses	173	228	2,336	3,326
Adjusted general and administrative expenses	$2,810	$3,879	$11,835	$16,615

LIQUIDITY AND CAPITAL RESOURCES

Although we expect to end 2014 with a cash balance of approximately $5.0 million, excluding any potential litigation settlement proceeds, our prospects for adequate liquidity in 2015 are uncertain.  Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness.  Additionally, beginning February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.  Noteholders can exercise the put beginning on February 21, 2015, and the Company would have up to 60 days after receiving notice of any put exercises in order to repurchase the notes.  As our primary sources of liquidity are cash generated by operations, we do not currently anticipate that we will have sufficient cash to fund our primary cash requirements or a repurchase of the Senior Secured Notes.  Thus, we will be required to attempt to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetization, or the curtailment of capital expenditures or we will be unable to continue as a going concern.

This section should be read in conjunction with Note 1 — Basis of Presentation, Note 2 — Going Concern and Note 9 — Long-Term Debt in the Notes to the consolidated financial statements included in this quarterly report on Form 10-Q and Item 1A “Risk Factors”.

Liquidity and cash flow

Our independent registered public accounting firm for the year ended December 31, 2013 issued their report dated March 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of our 2014 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.  These conditions continue to be present as of September 30, 2014.

Beginning on February 21, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes. Accordingly, we reclassified the outstanding amount of Senior Secured Notes of $13.3 million with a principal amount of $13.9 million (the “2015 Put”) as current liabilities. Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes if they require us to purchase all or a portion of the Senior Secured Notes and we will be in default under the Senior Secured Notes.  If this default occurs, we would be unable to continue as a going concern.  We entered into discussions with some of the holders of the Senior Secured Notes for a modification of that debt to avoid a possible default if the 2015 Put is exercised.  Although we have no assurance regarding our ability to successfully negotiate a modification of the Senior Secured Notes, any such modification may result in significant changes to the Company’s capital structure and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

Even without the possibility of a required prepayment of the Senior Secured Notes, we do not currently generate sufficient cash flows to maintain positive liquidity to fund operating and debt service requirements throughout the next six months.  As of September 30, 2014, we had $11.8 million in cash and cash equivalents and working capital deficit of $6.8 million.  Over the next six months, we anticipate monthly cash general and administrative expenses and cash interest payments to average $1.8 million per month and capital expenditures of $0.9 million per month.  Without additional cash funding, and considering our current forecasts for cash generated by operations, we anticipate exhausting our cash and cash equivalents by the end of February 2015.

Our only anticipated methods of fully funding our cash requirements are through changes to our debt arrangements, debt and equity financing activities, asset monetization or the curtailment of capital expenditures.  Specifically, the Company’s Board of Directors is examining the possibility of amending the Subordinated Notes to convert cash interest payments to payments-in-kind, issuing equity securities and selling certain assets.  We have attempted to access the capital markets and to enter into a reserve-based debt facility, but we have been unable to do so as of the date of filing this Quarterly Report on Form 10-Q.  We will continue to search for possible financing transactions, but no assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.  Additionally, our ability to enter into a financing transaction, or to successfully implement any of the other liquidity saving measures described in this paragraph, will be largely dependent upon factors outside of our control, such as prevailing market conditions and the actions of third parties.

Future capital requirements

Because of our limited amount of cash, in the absences of a debt or equity raise, we plan to limit our capital expenditures to $4.3 million during the fourth quarter of 2014 and $1.0 million during the first quarter of 2015.  Additionally, we have fully deployed our carried costs to drill and complete wells, and carried costs that can be allocated to wells, infrastructure, lease extensions and operating costs in East Texas, and our joint venture counter parties have the ability to accelerate the pace of drilling starting in 2015.  Thus, we would be required to pay cash for our portion of the costs incurred in connection with the drilling program.  Depending on the timing of future drilling activity, we may not have a sufficient amount of liquidity available to us to cover those costs.  If we are unable to raise a sufficient amount of cash to pay for our portion of costs associated with the drilling program, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.

Long-term debt

As described in “Note 9 — Long-Term Debt” in more detail, we have $90.7 million in long term debt, of which $13.3 million is classified as current, consisting of the following (in thousands):

	September 30,	December 31,
	2014	2013

Senior Secured Notes - Principal	$13,900	$26,770
Senior Secured Notes - Discount	(628)	(3,624)
Senior Secured Notes - Net of discount	13,272	23,146

Convertible Senior Notes - Principal	40,000	40,000
Convertible Senior Notes - Discount	(9,866)	(12,043)
Convertible Senior Notes - Net of discount	30,134	27,957

Subordinated Notes	47,330	47,330
Total debt	90,736	98,433

Less: current portion	(13,272)	(10,177)
Total long-term debt	$77,464	$88,256

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

Recent Accounting Standards

See “Note 3 — Summary of Significant Accounting Policies” above in the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2014.

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

During the three month period ended September 30, 2014, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See “Note 12 - Commitments and Contingencies”, in the consolidated financial statements which are incorporated into this “Item 1 Legal Proceedings” by reference.

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

2.1

Purchase and Sale Agreement, dated August 21, 2014, by and between ZaZa Energy Corporation and Q-Chalk VEX II (IV) Investment Partners (incorporated by reference to Exhibit 2.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

2.2

Amendment No. 1 to Purchase and Sale Agreement, dated September 16, 2014, by and between ZaZa Energy Corporation, Q-Chalk VEX II (IV) Investment Partners and Q-Z (IV) Investment Partners, LLC (incorporated by reference to Exhibit 2.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

3.1		Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of ZaZa Energy Corporation, effective 5:00 p.m. Eastern Time, August 19, 2014 (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed August 25, 2014).

3.3		Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1

Securities Purchase Agreement, dated as of July 21, 2014, by and between ZaZa Energy Corporation and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed July 21, 2014).

10.2		East Texas Development Agreement, dated September 18, 2014 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 18, 2014)

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

First Amendment to Employment Agreement, dated as of August 12, 2014, by and between ZaZa Energy Corporation and Paul F. Jansen (incorporated by reference to Exhibit 99.2 of ZaZa Energy Corporation’s Current Report on Form 8-K/A filed August 13, 2014).

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

ZAZA ENERGY CORPORATION

November 12, 2014	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

November 12, 2014	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

2.1

Purchase and Sale Agreement, dated August 21, 2014, by and between ZaZa Energy Corporation and Q-Chalk VEX II (IV) Investment Partners (incorporated by reference to Exhibit 2.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

2.2

Amendment No. 1 to Purchase and Sale Agreement, dated September 16, 2014, by and between ZaZa Energy Corporation, Q-Chalk VEX II (IV) Investment Partners and Q-Z (IV) Investment Partners, LLC (incorporated by reference to Exhibit 2.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

3.1		Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of ZaZa Energy Corporation, effective 5:00 p.m. Eastern Time, August 19, 2014 (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed August 25, 2014).

3.3		Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

10.1

Securities Purchase Agreement, dated as of July 21, 2014, by and between ZaZa Energy Corporation and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed July 21, 2014).

10.2		East Texas Development Agreement, dated September 18, 2014 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 18, 2014)

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

First Amendment to Employment Agreement, dated as of August 12, 2014, by and between ZaZa Energy Corporation and Paul F. Jansen (incorporated by reference to Exhibit 99.2 of ZaZa Energy Corporation’s Current Report on Form 8-K/A filed August 13, 2014).

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

*                                         Filed herewith