Form 10-K
period 2014-12-31
ZaZa Energy Corp
filed 2015-03-31
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 28, 2015, there were 13,291,714 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2014 was $36.3 million.  (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

ZAZA ENERGY CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, including without limitation, statements and projections regarding the Company’s future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production and costs, statements regarding future commodity prices and statements regarding the plans and objectives of the Company’s management for future operations, are forward-looking statements.  The Company’s forward looking statements are typically preceded by, followed by or include words such as “will,” “may,” “could,” “would,” “should,” “likely,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “goal,” “project,” “plan,” “intend” and similar words or expressions.  The Company’s forward-looking statements are not guarantees of future performance and are only predictions and statements of the Company’s beliefs based on assumptions that may prove to be inaccurate.  Forward-looking statements involve known, unknown or currently unforeseen risks and uncertainties that may be outside of the Company’s control and may cause the Company’s actual results and future developments to differ materially from those projected in, and contemplated by, such forward-looking statements.  Risks, uncertainties and other factors that could cause the Company’s actual results to materially differ from the expectations reflected in the Company’s forward-looking statements include, without limitation, the following:

•                                      our registered public accounting firm for the year ended December 31, 2014 expressing doubt about our ability to continue as a going concern and our ability to maintain sufficient liquidity and continue as a going concern;

•                                      requirements to repurchase our 10.00% Senior Secured Notes due 2017 or our 9.00% Convertible Senior Notes due 2017;

•                                      our substantial level of indebtedness;

•                                      the impact of our current financial condition on our business operations and prospects;

•                                      fluctuations in the prices for, and demand for, oil, natural gas and natural gas liquids;

•                                      our ability to raise necessary capital in the future;

•                                      problems with our joint ventures or joint venture partners;

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

•                                      our size relative to our peers;

•                                      our ability to use net operating loss carryforwards;

•                                      failures in our acquisition strategy or integration of our acquisitions;

•                                      hurricanes and natural disasters;

•                                      access to water to conduct hydraulic fracturing;

•                                      payments for hedging activities, if undertaken, that are not offset by production sales; and

•                                      our ability to assume a greater operational role with respect to our assets in the future.

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

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional and conventional oil and gas assets.  Unless the context requires otherwise, references in this Annual Report on Form 10-K to “ZaZa,” “Company,” “we,” “us,” and “our” are to ZaZa Energy Corporation and its consolidated subsidiaries.  See the “Glossary of Oil and Gas Terms” above for the definitions of certain terms in this Annual Report.

We currently operate primarily through joint ventures in the Eagle Ford East trend in East Texas and the Eagle Ford trend in South Texas.  As of December 31, 2014, we held (i) approximately 45,000 net acres in our areas of operations; and (ii) proved reserves of approximately 1,011 MBoe having a standardized measure of approximately $14.5 million.  Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol ZAZA.

Strategy

Our strategy is to enhance shareholder value through consistent growth in cash flows by focusing on the organic development of our existing assets within our core areas.  We also look for opportunities to diversify and build upon our current portfolio through the acquisition of additional unconventional and conventional assets with a focus on Texas.  Key components of our business strategy include the following:

Obtain Strategic and Operational Advantages by Being a “First Mover.”  We seek to be one of the first oil and gas companies to identify new unconventional shale trends.  ZaZa has established a track record of identifying successful emerging plays, including those in DeWitt, Lavaca, Gonzalez and Fayette counties in South Texas and the Eagle Ford East trend in East Texas.  Being one of the first enterprises to acquire substantial properties in a new oil and gas play offers several operational and strategic advantages.  Specifically, being a “First Mover” decreases our acreage acquisition costs, increases our ability to acquire contiguous acreage, limits opportunities for our competitors and increases our attractiveness as a joint venture partner.  Our management intends to continue to acquire working interests in both prospective acreage and producing wells when the opportunity arises and to do so at attractive valuations.

Reduce Operational Costs and Risk Through Joint Ventures.  We have been able to control operational and capital costs by entering into joint ventures for the operation of our properties with larger petroleum exploration and production companies.  Such joint venture partners have the capital resources to advance the unconventional drilling programs that are necessary to develop shale plays.  Additionally, joint ventures allow for a lower proportionate risk of loss to our shareholders in the event of an unsuccessful well.  While the Company intends to assume a greater operational role with respect to our assets, the use of joint ventures increases our ability to deploy capital on the evaluation and acquisition of new projects.

Low-Cost Operator.  ZaZa has served as the operator of 30 wells, and its experienced technical team has worked closely with Hess and EOG in the drilling of our wells operated by those companies.  Collectively, ZaZa’s technical team has participated in the drilling of thousands of wells over the course of their careers.  The Company expects to leverage this experience by maintaining more operational control in its new ventures.  In doing so, ZaZa’s engineering team is focused on reducing well costs and being a low-cost, highly efficient operator of its new wells.

Maintain Financial Flexibility.  We continue to take proactive steps to streamline and strengthen the Company’s balance sheet to maintain the financial flexibility needed to provide consistent reserves growth.  We have utilized capital markets to successfully complete debt and equity transactions and realized shareholder value by monetizing assets.

2015 Outlook

Beginning in 2015, ZaZa has the right to propose new development wells in specific locations and maintain its desired minimum drilling pace.  Following its technical evaluation and an internal acreage high-grading campaign focused on vertical commingled development (Buda-Rose “stack and fracs”), the Company has identified approximately 800 well locations on the basis of 80-acre spacing. During the first quarter of 2015, the Company proposed the first two Buda-Rose vertical wells in a 16-well vertical commingled development program to be located in Madison and Walker Counties.  Each proposed well is estimated to cost approximately $3.5 million and estimated to deliver an internal rate of return of approximately 40% at February 2015 commodity prices.  ZaZa expects the production results of the newly proposed wells to be similar to those achieved by the Company’s previous Toby #1V (cumulative one-year production of approximately 181 Mboe), Grisham #1V (cumulative one-year production of approximately 191 Mboe), and Laura Unit #1V (cumulative one-year production of approximately 136 Mboe) wells. Depending on our joint-venture partners’ elections to participate in these two proposals, our capital expenditures to complete these two wells would range between approximately $4 million and $7 million.

ZaZa’s ability to fund its drilling program, operations, and lease maintenance costs, however, is dependent upon our liquidity, which has uncertain prospects for 2015 unless we can secure additional financing in the near future.  We are currently attempting to refinance $13.9 million 10% Senior Secured Notes due 2017 (the “Senior Secured Notes”) as each holder of this debt has an option, beginning on March 23, 2015, to elect to require us to repurchase that holder’s Senior Secured Notes within 30 days of making such an election.  We do not currently have sufficient cash on hand to fund this repurchase, and even without considering the repurchase, we do not anticipate having sufficient cash and cash equivalents to continue as a going concern through May 2015 without an asset sale or additional cash financing.  Our board of directors and management are seeking to restructure our debt and obtain additional cash funding for the 2015 drilling program.  We have thus far been unable to find a solution to our liquidity challenges and we can offer no assurance that a solution will be found.  ZaZa has also retained an advisor and initiated a process to evaluate broader transactions, such as new partnerships and joint ventures.

More details regarding our balance sheet initiatives and liquidity can be found under the caption “Balance Sheet Initiatives and Other Transactions” and under “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Areas of Operations

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets, including long-lived assets, are located within the United States.  Except for an immaterial amount of cash held by our foreign subsidiary, which we are in the process of dissolving, we have no assets or operations outside of the United States.  The following is a summary of our major operating areas.

East Texas — Eagle Ford East Trend

Our acreage in East Texas falls within an eastern extension of the Eagle Ford and Woodbine that we refer to as the Eagle Ford East trend.  As of December 31, 2014, ZaZa owned approximately 41,000 net acres in East Texas.  Our use of “East Texas” refers to Houston, Leon, Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region. Our East Texas acreage is divided into two Development Areas, both of which are described in more detail below under the caption “Joint Venture — East Texas Joint Venture with Quantum.”

South Texas — Eagle Ford Trend

Our acreage in South Texas is located principally in DeWitt and Lavaca counties and falls within the Eagle Ford trend.  As of December 31, 2014, ZaZa owned approximately 3,700 net acres in South Texas.  Our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Joint Ventures

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty” or “EOG”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of December 31, 2014, approximately 147,000 net acres of the joint venture in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, has borne 100% of the drilling and completion costs of certain specified wells, and has paid a portion of our share of any additional seismic or well costs in order to earn its interest in these properties per the JEDA terms.  Initially, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

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

On March 7, 2014, ZaZa entered into a further amendment to the JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  As of December 31, 2014, the $9.2 million of carried costs have been fully deployed.

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

In December 2014, EOG satisfied the last of its drilling obligations under the JEDA.  While selected JEDA provisions survive, the joint venture is now principally governed by the Joint Operating Agreement among EOG, ZaZa, and an affiliate of Quantum Energy Partners.  Pursuant to its terms, ZaZa now has the right to propose new development wells and maintain its desired minimum drilling pace.

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa and an affiliate of Quantum Energy Partners (“Quantum”) closed the Purchase and Sale Agreement originally entered into on August 21, 2014 (the “Quantum Purchase and Sale Agreement”). The Quantum Purchase and Sale Agreement was amended by Amendment No. 1 to Quantum Purchase and Sale Agreement, dated September 16, 2014 (“Quantum Amendment No.1”), to allow Quantum to assign its rights under the Purchase and Sale Agreement to a different affiliate and to address other technical matters. The Company also entered into an East Texas Development Agreement, dated September 18, 2014, by and between ZaZa and Quantum (the “Quantum Development Agreement”).  The Quantum Development Agreement establishes an area of mutual interest for future acreage acquisitions in Walker, Grimes, Madison, Trinity and Houston counties in Texas. The Quantum Purchase and Sale Agreement, Quantum Amendment No.1 and the Quantum Development Agreement are collectively referred to as the “Quantum Agreements”. Pursuant to the terms of the Quantum Agreements:

•                  ZaZa assigned to Quantum an approximately 4 percent working interest (6,000 of ZaZa’s net acres) in undeveloped leases within ZaZa’s East Texas joint venture with EOG.  ZaZa retained its interest in all existing wells in the East Texas joint venture and is reserving the right to participate with respect to Quantum’s working interest in the next 15 East Texas joint venture wells that are spudded, drilled and completed after the closing of the Quantum transaction, as long as those wells are spudded, drilled and completed on or before the second anniversary of the closing of the transaction (the “Reserved Wells”).

•                  ZaZa received $11 million in cash as initial consideration and the right to receive Quantum’s interest in certain of the Reserve Wells.

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

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes development area comprises approximately 147,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 31,000 net acres and Quantum holds an approximately 4% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.  Following its technical evaluation and an internal acreage high-grading campaign focused on vertical commingled development (Buda-Rose “stack and fracs”), the Company has identified approximately 800 well locations on the basis of 80-acre spacing.  During the first quarter of 2015, ZaZa proposed the first two Buda-Rose vertical wells in a 16-well vertical commingled development program to be located in Madison and Walker Counties.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon development area comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements. ZaZa is preparing the acreage block in Houston and Trinity counties to be drill ready from a unit formation perspective, and the Company’s leasing is now focused on contiguous acreage additions.

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas Corporation, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 gross acres that we owned and that comprised a portion of our interest in South Texas.  Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavaca Counties, and a well that we refer to as the “Boening well.”  Sabine also agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Sabine carried us for the $300,000 of expenses related to extension and renewal of leases in connection with drilling of the second well.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015 (assuming affirmative elections to participate in such lease acreage acquisition(s)).

Balance Sheet Initiatives and Other Transactions

Balance Sheet Initiatives

Senior Secured Notes with a current principal amount of $13.9 million were issued under the Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”) and will mature on February 21, 2017 (subject to earlier call provisions as discussed below). On February 24, 2015, the Company entered into Amendment No. 7 to the Securities Purchase Agreement. Prior to Amendment No. 7, the Securities Purchase Agreement provided that each holder of Senior Secured Notes had the right, beginning on February 21, 2015, to give notice to the Company, requiring the Company to repurchase up to 100% of such holder’s Senior Secured Notes at par plus accrued and unpaid interest (the “Senior Secured Notes Put Option”). The Company would have had 60 days after such notice to repurchase any such Senior Secured Notes.  Amendment No. 7 amended the Securities Purchase Agreement to delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from February 21, 2015 to March 23, 2015).  Amendment No. 7 also contains a corresponding decrease from 60 days to 30 days of the time period afforded to the Company to complete the repurchase of the Senior Secured Notes of any holder that exercises its rights in accordance with the terms of the Senior Secured Notes Put Option.  As of March 31, 2015, we had entered into discussions with the holders of our Senior Secured Notes for an Amendment No. 8 to the Securities Purchase Agreement that would again delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from March 23, 2015 to April 22, 2015).  As of March 31, 2015, the holders of a majority of the principal amount of the Senior Secured Notes at the time outstanding had agreed to the additional 30-day delay contained in Amendment No. 8.  However, for Amendment No. 8 to become effective, it must be approved by all holders of the Senior Secured Notes.  Prior to the discussions with the noteholders about Amendment No. 8, one noteholder appears to have attempted to exercise the put, but did not comply with the Securities Purchase Agreement in doing so.  That noteholder has orally indicated that it is willing to agree to the amendment but has not yet delivered its signature page.  The Company is continuing to work to get approval of Amendment No. 8 from all holders, but there can be no assurance that the Company will be successful in doing so.  In anticipation of our independent registered public accounting firm for the year ended December 31, 2014 including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in “Note 2 — Going Concern”, the Company also obtained in Amendment No. 7 relief from the “going concern” requirements for the Company’s 2014 consolidated financial statements.

Our board of directors and management are continuing to pursue further restructuring of our debt and additional cash funding for the 2015 drilling program.  On February 24, 2015, we initiated a process to evaluate broader transactions, such as new partnerships and joint ventures. ZaZa has retained Seaport Global Securities LLC (who merged with Global Hunter Securities LLC) as financial advisor to assist in evaluating such broader alternatives.

On February 24, 2014, the Company entered into the Exchange Agreements (the “Exchange Agreements”) to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by the Subordinated Note Modification Agreements with each of the Subordinated Note Holders (the “Modification Agreements”) on January 19, 2015.  The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.

Simultaneously with the execution of the Modification Agreements, each Subordinated Note Holder surrendered his or its Subordinated Note effective as of January 19, 2015 in exchange for a replacement subordinated note (each, a “First Amended and Restated Subordinated Note”).  The First Amended and Restated Subordinated Notes provide that interest payments will be paid in kind as additional principal beginning with the first interest payment due with respect to interest that accrues beginning January 1, 2015, and the payment-in-kind interest will continue as long as those notes remain outstanding.  Interest will continue to accrue at a rate of 8.00% per annum, and the maturity date will remain August 21, 2017.

In order to facilitate a refinancing of the Senior Secured Notes, the Subordinated Note Holders have also agreed in the Modification Agreements to negotiate in good faith any inter-creditor agreement that may be requested by any senior lender in connection with the refinancing of the Senior Secured Notes or a deferral of the put right.  Also, the First Amended and Restated Subordinated Note (a) establishes as an event of default thereunder any acceleration of the indebtedness associated with the Senior Secured Notes or other senior indebtedness and (b) eliminated the Company’s obligation to use 20% of the proceeds from equity financing after February 21, 2015, or 20% of the proceeds from subordinated debt financing at any time, to prepay a portion of the Subordinated Notes.  However exercise of the Senior Secured Notes Put Option does not constitute an event of default.

On July 21, 2014, we closed a capital markets transaction for $4.5 million net proceeds in exchange for ZaZa common stock of $8.30 per share and 0.6 warrants for every share of ZaZa common stock with a strike price of $11.20 per share (the “2019 Warrants”). On November 18, 2014, the Company and the investor entered into an agreement to resolve their disagreement regarding the number of shares issuable upon exchange of the warrants.  Pursuant to its terms, the Company issued 1 million shares of common stock in the fourth quarter of 2014 in exchange for the warrants.

Early Release of Hess Escrow

To effect the dissolution of the joint ventures with Hess described below under the caption “Corporate History”, ZaZa and its wholly owned subsidiaries ZaZa Energy France, ZaZa International Holdings, LLC, and ZaZa France SAS entered into a Paris Basin Purchase and Sale Agreement (the “Paris PSA”), dated July 25, 2012, with Hess and Hess Oil France SAS.  Additionally, on November 13, 2012, the Company, through its wholly owned subsidiary ZaZa France SAS, entered into a share purchase agreement with Vermillion REP SAS (“Vermillion”), a wholly-owned subsidiary of Vermillion Energy Inc., pursuant to which the Company sold to Vermillion all of its shares in ZaZa Energy France (the “Vermillion Transaction”).  Total proceeds from the Vermillion Transaction were approximately $76.0 million in cash, as adjusted under the share purchase agreement with Vermillion, but the Paris PSA required that $15.0 million of such sales proceeds be held in escrow until ZaZa successfully transferred all exploration permits for the Paris Basin to Hess.

On February 6, 2014, we agreed with Hess to an early release of the $15.0 million held in escrow.  This release was part of a broader transaction that also included:  (i) termination of the Company’s overriding royalty interests in certain assets in the Paris Basin; (ii) Hess’s release of an interest in the Company’s litigation against certain third parties; and (iii) the payment of $3.5 million of the escrowed funds to Hess.  The remaining $11.5 million was released to ZaZa, and these proceeds, combined with approximately $1.1 million of cash on hand, were used to reduce outstanding aggregate principal amount of our Senior Secured Notes from $26.8 million to $15.0 million at the time.

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

Production, Average Sales Prices and Production Costs

The following tables present our production data, average sales prices and average production costs for the referenced geographic areas for the periods indicated:

	2014	2013
Production Volumes
Crude oil (Bbl)
East Texas	72,999	22,403
South Texas	13,090	50,617
Total	86,089	73,020
Natural gas (Mcf)
East Texas	392,502	112,561
South Texas	169,985	137,754
Total	562,487	250,315
Natural gas liquids (Bbl)
East Texas	38,134	4,731
South Texas	13,675	11,792
Total	51,809	16,523
Equivalents (BOE)
East Texas	176,550	45,894
South Texas	55,096	85,368
Total	231,646	131,262

Oil Average Sales Price ($/Bbl)
East Texas	$92.83	$95.90
South Texas	$88.64	$104.39
Total	$92.19	$101.79

Natural Gas Average Sales Price ($/Mcf)
East Texas	$3.84	$3.74
South Texas	$3.93	$3.48
Total	$3.87	$3.60

Natural Gas Liquids Average Sales Price ($/Bbl)
East Texas	$25.49	$36.32
South Texas	$28.94	$31.28
Total	$26.40	$32.72

Average Production Costs ($/BOE)
East Texas	$17.04	$19.12
South Texas	$11.39	$14.64
Total	$15.70	$16.21

Capital Expenditures

The following table summarizes information regarding ZaZa’s cash capital expenditures for the periods indicated:

	2014	2013
	(In thousands)
Additions to oil and gas properties	$10,564	$47,375
Additions to furniture and fixtures	5	7
Total capital expenditures	$10,569	$47,382

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2014 (including Quantum’s net acres). “Gross” represents the total number of acres or wells in which we own a working interest. “Net” represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing oil or gas.

	Acres
	Undeveloped		Developed
	Gross	Net	Gross	Net
East Texas	129,988	39,390	26,987	6,747
South Texas	3,113	1,786	5,891	1,917
Total	133,101	41,176	32,878	8,664

	Productive Wells
	Gross		Net
	Oil	Gas	Oil	Gas
East Texas	20.0	14.0	4.9	4.8
South Texas	5.0	4.0	0.3	2.5
Total	25.0	18.0	5.2	7.3

The following table sets forth our interest in undeveloped acreage as of December 31, 2014 that is subject to expiration in 2015, 2016, 2017 and thereafter (including Quantum’s net acres):

2015		2016		2017		Thereafter
Gross	Net	Gross	Net	Gross	Net	Gross	Net
65,725	18,983	47,810	11,872	16,276	7,483	3,290	2,838

Drilling Activity

The following table sets forth the number of gross exploratory and development wells ZaZa drilled or in which we participated during 2014, 2013, and 2012. The table below excludes wells acquired during the year. Productive wells are either producing wells or wells capable of production.

	Gross Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2014	5.0	—	5.0	—	—	—
Year ended December 31, 2013	4.0	—	4.0	7.0	—	7.0
Year ended December 31, 2012	—	—	—	13.0	—	13.0

The following table sets forth the number of net exploratory and net development wells drilled by ZaZa during 2014 and 2013 based on its proportionate working interest in such wells.

	Net Wells
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2014	1.2	—	1.2	—	—	—
Year ended December 31, 2013	1.0	—	1.0	2.0	—	2.0
Year ended December 31, 2012	—	—	—	1.2	—	1.2

As of March 15, 2015, 1 gross (0.25 net) exploratory well is in the process of being completed.

Reserves

The following table sets forth information about ZaZa’s estimated net proved reserves at December 31, 2014, 2013, and 2012 for all of our properties.  We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, “Extractive Activities-Oil and Gas.”  No reserve reports have been provided to any governmental agencies.

	At December 31, 2014
	Oil (MBbl)	Gas (MMcf)	NGL (MBbl)	Equivalent (MBOE)
Proved developed	187	1,861	187	684
Proved undeveloped	92	738	112	327
Total proved	279	2,599	299	1,011

	At December 31, 2013
	Oil (MBbl)	Gas (MMcf)	NGL (MBbl)	Equivalent (MBOE)
Proved developed	197	2,197	124	687
Proved undeveloped	—	—	—	—
Total proved	197	2,197	124	687

	At December 31, 2012
	Oil (MBbl)	Gas (MMcf)	NGL (MBbl)	Equivalent (MBOE)
Proved developed	216	303	32	299
Proved undeveloped	2,556	1,410	259	3,049
Total proved	2,772	1,713	291	3,348

Our proved reserves at December 31, 2014, 2013, and 2012 were located in the Eagle Ford East trend in East Texas and the Eagle Ford trend in South Texas.

Proved Undeveloped Reserves

Classification of an undrilled location as part of our proved undeveloped reserves, or “PUDs”, requires that we have adequate liquidity to drill the location within five years.  Because of our liquidity challenges, we are reasonably only able to classify five out of 80 possible drilling locations as PUDs.  Our five PUDs locations totaled 92 Mbbl of crude oil, 112 Mbbl of natural gas liquids and 738 Mmcf of natural gas, totaling 327 Mboe and a PV10 of $3.1 million. As of December 31, 2014, PUDs represented approximately 33% of our total proved reserves. We did not record any PUDs as of December 31, 2013.

All our PUDs as of December 31, 2014 were in our Madison-Walker-Grimes Development Area in East Texas.  As of December 31, 2014, all PUDs are expected to be developed within five years of initial disclosure of these reserves.

Third-Party Reserves Preparation

All our proved reserves, future production, and income attributable to certain leasehold interests as of December 31, 2014 were estimated by Ryder Scott Company, L.P. (“Ryder Scott”).

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

Ryder Scott determined that the estimates of reserves for ZaZa conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the amended Rule 4-10(a) of Regulation S-X.  Their report is attached to this Annual Report on Form 10-K as Exhibits 99.1.

Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and be prepared in accordance with generally accepted petroleum engineering principles.  We engage a third-party petroleum consulting firm to prepare all of our proved reserves as described in “Third-Party Reserves Preparation”.  Responsibility for compliance in reserves bookings and review of the third-party reserve preparations are delegated to a licensed professional geoscientist in the state of Texas.  The geoscientist and his team provide input to the third-party petroleum consulting firm and review the proved reserves estimates.  Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history.  Other types of data used may include 2D and 3D seismic data that has been recently reprocessed and calibrated to available well control.  The tools used to interpret the data include decline curve analyses and data analysis packages and may include reservoir modeling and simulation.

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

The Contribution occurred simultaneously with the consummation of the Merger pursuant to that Contribution Agreement dated August 9, 2011, among the ZaZa LLC Members and ZaZa (the “Contribution Agreement”).  As consideration for the Contribution, the ZaZa LLC Members received (i) a number of shares of our common stock that, in the aggregate, represented 75% of the issued and outstanding shares of our common stock immediately after the consummation of the Combination (but without giving effect to the shares of common stock issuable upon exercise of the Warrants as discussed below), and (ii) subordinated notes in an aggregate amount of $38.25 million issued to the ZaZa LLC Members (which were in respect of the ZaZa LLC Members rolling forward their cash distribution rights in order to allow ZaZa LLC to acquire the East Texas block that is now the Company’s primary asset). In addition, as required under the terms of the Merger Agreement and the Contribution Agreement, we issued subordinated notes in an aggregate amount of $9.08 million to the individuals who own and control the ZaZa LLC Members — Todd A. Brooks (our President and Chief Executive Officer and a director), Gaston L. Kearby (a director) and John E. Hearn, Jr. (a director) (together, the “ZaZa Founders”) — in respect of certain unpaid compensation amounts owing to the ZaZa Founders by ZaZa LLC.  We refer to the subordinated notes issued to both the ZaZa LLC Members and the ZaZa Founders as the “Subordinated Notes,” and as of December 31, 2014, there was $47.3 million in Subordinated Notes outstanding.

ZaZa LLC’s operations were focused on the exploration and development of unconventional oil and gas resources in Texas, including the Eagle Ford and Eagle Ford East trends, and its activities were undertaken primarily through a joint venture with the Hess Corporation (“Hess”).  Toreador operated solely in the Paris Basin of France and its operations consisted of (i) a joint venture with Hess in the Paris Basin focused on unconventional resources and (ii) conventional Paris Basin assets.  In July 2012, following announcements by Hess to pursue a slower drilling program with respect to its joint venture in South Texas and regulatory difficulties with operations in France, ZaZa, as the controlling parent of both ZaZa LLC and Toreador, divested of most of its assets in France and dissolved all joint ventures with Hess.  ZaZa’s only remaining exploration and production asset in France in 2014 was a royalty interest, which was relinquished in February 2014 as part of a final resolution of all matters pertaining to the dissolved ZaZa and Hess joint ventures.

Title to Properties

ZaZa believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry.  As is customary in the oil and gas industry, ZaZa makes title investigations and receives title opinions of local counsel not upon acquisition but only before it commences drilling operations.  ZaZa believes that it has satisfactory title to all of its other assets. During title due diligence by multiple third parties, no material title issues have emerged.  ZaZa’s properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Although title to its properties is subject to encumbrances in certain cases, ZaZa believes that none of these burdens will materially detract from the value of ZaZa’s properties or from its interest therein or will materially interfere with its use of the properties in the operation of its business.

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

Office Leases

We occupy 21,509 square feet of office space at 1301 McKinney Street, Houston, Texas 77010 and 2,000 square feet of office at 176 Hwy 19, Huntsville, Texas 77340.  The total rental expense for 2014 was approximately $0.9 million.

Employees

ZaZa had 20 full-time employees, none of whom are represented by unions or are covered by collective bargaining agreements as of December 31, 2014.  To date, ZaZa has not experienced any strikes or work stoppages due to labor problems, and believes that it has good relations with its employees.  In addition, ZaZa directly engages approximately 12 independent contractors.

Seasonal Nature of Business

Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months.  Seasonal anomalies such as mild winters or abnormally hot summers sometimes lessen this fluctuation.  In addition, certain gas users utilize gas storage facilities and purchase some of their anticipated winter requirements during the summer.  This can also lessen seasonal demand fluctuations.  Seasonal weather conditions and lease stipulations can limit drilling and production activities and other oil and gas operations in certain areas.  These seasonal anomalies can increase competition for equipment, supplies and personnel.

Marketing and Customers

The market for oil and gas that will be produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy of consumers.  Our oil production is sold at prices primarily tied to the spot oil markets for West Texas Intermediate (“WTI”).  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We have elected for our joint venture operating partners to market and sell our production.  We can elect to receive our share of oil and gas production in kind at any time.  The loss of any single operator could have a material adverse effect on our company as a whole.  During the year ended December 31, 2014 EOG and Sabine accounted for approximately 81% and 12%, respectively, of our total cash receipts.  During the year ended December 31, 2013, Gulfmark Energy, Inc., Texla Energy Management, Inc. and Southern Bay Oil & Gas LP accounted for approximately 52%, 15%, and 13% of our total cash receipts.

Competition

The oil and gas industry is highly competitive, particularly with respect to acquiring prospective oil and gas properties and oil and gas reserves.  We encounter strong competition from other independent operators and from major oil companies in acquiring properties.  We also compete for people, including experienced geologists, geophysicists, engineers, and other professionals.  Many of these competitors have substantially greater financial, managerial, technological and other resources than we do.  Many of these companies not only engage in the acquisition of oil and gas properties but also have integrated exploration, development, production, drilling, marketing and refining operations.  Because of our relatively small size and capital constraints, we may find it increasingly difficult to effectively compete in our markets.

Regulations

Oil and Gas

Exploration and production operations are subject to various types of regulation at the federal, state and local levels.  These statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, commonly resulting in more stringent requirements applicable to our business.  The regulatory environment in which we operate increases the cost of doing business and, consequently, affects profitability.  These laws regulate many aspects of our business, including requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, surface operations and flaring, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells.  We may face fines, penalties or operational interruptions if we or a joint venture party operator fails to comply with applicable requirements.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and gas properties.  Although a compulsory pooling statute exists in Texas, almost all pooling results from voluntary action by oil and gas lessees exercising the authority to pool granted in the oil and gas lease. In Texas, the forced pooling of unleased mineral owners, or of lessors where a right to pool is not provided for in the lease, requires application to, and approval by, the Texas Railroad Commission, and the statutorily mandated burden of proof on the party seeking to force pool is difficult to satisfy.  The absence of availability of compulsory pooling may make it more difficult to form units and therefore, more difficult to fully develop a project if the operator owns or controls less than 100% of the leasehold.

Environmental and Safety Regulations

General.  Our agreements with our joint venture partners require us to bear our proportionate cost of compliance and liabilities with respect to the extensive federal, state and local laws and regulations relating to the protection of the environment and the generation, storage, handling, emission, transportation and discharge of hazardous materials into the environment.  Additionally, we could be responsible for the full costs and liabilities associated with such laws and regulations to the extent we operate and own 100% of a property.  Government regulations can increase the cost and timing of planning, designing, installing and operating oil and gas wells and other facilities.  Additionally, certain environmental permits are required for oil and gas operations.  These permits can be revoked, modified or renewed by issuing authorities.  Governmental authorities can enforce compliance with their regulations through fines, injunctions or both.  Although we believe that compliance with the current environmental regulations applicable to our operations will not have a material adverse effect on us, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production could result in substantial costs and liabilities to us.

U.S. laws and regulations applicable to our operations include those controlling the discharge of hazardous materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment.

Solid and Hazardous Waste.  We currently own or lease, and have in the past owned or leased, numerous properties that were used for the production of oil and gas for many years.  Although operating and disposal practices that were standard in the industry at the time may have been utilized, it is possible that hydrocarbons or other wastes may have been disposed of or released on or under the properties currently owned or leased by us or our joint ventures.  State and federal laws applicable to oil and gas wastes and properties have become stricter over time.  Under these increasingly stringent requirements, we or our joint ventures could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or clean up property contamination (including groundwater contamination by prior owners or operators) or to perform plugging operations to prevent future contamination.

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

Hydraulic Fracturing.  Many of the exploration and production operations on our properties depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or natural gas to flow more freely to the wellbore.  We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with several wells or proposed wells for which we are the operator.  Our joint venture partners who operate properties under our joint venture agreements may engage in hydraulic fracturing directly or through third parties.  Most of the wells on our properties would not be economical without the use of hydraulic fracturing to stimulate production from the well.  Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, regulations have been enacted at the federal level and legislative and regulatory efforts in some states have been initiated or implemented to render permitting, disclosure and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether.  For example, the Railroad Commission of Texas adopted rules in December 2011 requiring the disclosure of certain details regarding chemicals and compounds used in the hydraulic fracturing process for wells drilled in Texas.  Such efforts could have an adverse effect on our oil and gas production activities.  For additional information about hydraulic fracturing and related environmental matters, please read “Risk Factors—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves” in Item 1A.

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

ITEM 1A — RISK FACTORS

Risks Related to Our Industry and Our Business

We do not have sufficient cash to continue as a going concern through May 2015, and our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in its audit opinion for our December 31, 2014 consolidated financial statements.

Our consolidated financial statements for the year ended December 31, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 31, 2015, in connection with the audit of our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity.  The fact that we have received this going concern qualification from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, our actual prospectus for adequate liquidity in 2015 are uncertain, especially in light of the fact that beginning on March 23, 2015, any holder of the $13.9 million in aggregate principal amount of our Senior Secured Notes may elect to require us to repurchase that holder’s Senior Secured Notes within 30 days of making such an election.  Although we are discussing with the holders of the Senior Secured Notes a 30-day extension (until April 22, 2015) of the earliest date that the holder of any of the Senior Secured Notes can exercise this right of repurchase, there is no assurance that we will be successful in being given such an extension.  Even without considering the repurchase of any of the Senior Secured Notes, we do not anticipate having sufficient cash and cash equivalents to continue as a going concern through May 2015 without additional cash funding.  If we are not able to continue as a going concern, we may have to declare, or be forced into bankruptcy and our stockholders will likely lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The holders of our Senior Secured Notes currently possess a contractual right to require us to purchase all or a portion of the Senior Secured Notes and we do not have sufficient capital to purchase the Senior Secured Notes if such right is exercised.

Beginning on March 23, 2015, the holders of the Senior Secured Notes may be able to exercise the Senior Secured Notes Put Option and require us to purchase all or a portion of the 10% Senior Secured Notes due 2017 at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.  If any of the holders of the Senior Secured Notes were to exercise their rights under the Senior Secured Notes Put Option, we would have 30 days to purchase those Senior Secured Notes.  If the holders of the Senior Secured Notes exercise the Senior Secured Notes Put Option, we will not be able to fund our commitments without access to additional liquidity and we will be in default under the Senior Secured Notes.  If the default under the Senior Secured Notes is in excess of $10 million, we would also be in default under the indenture that governs the Convertible Senior Notes.  Although we are discussing with the holders of the Senior Secured Notes a 30-day extension (until April 22, 2015) of the earliest date that the holder of any of the Senior Secured Notes can exercise the Senior Secured Notes Put Option, there is no assurance that we will be successful in being given such an extension.  If a default occurs under the Senior Secured Notes or the Convertible Senior Notes, the holders of such debt could accelerate the indebtedness, demand immediate payment and use a variety of legal remedies to enforce their claims.  If any of these defaults and the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may have to declare, or be forced into bankruptcy.

Our substantial indebtedness, or debt we may incur in the future, could materially adversely affect our financial condition.

As of December 31, 2014, we had approximately $13.9 million outstanding in aggregate principal under our Senior Secured Notes, $40 million outstanding in aggregate principal under our 9% Convertible Senior Notes due 2017, and $47.3 million outstanding in aggregate principal under our Subordinated Notes, and we may incur additional indebtedness in the future.  Our level of indebtedness has, or could have, important consequences to our business, because:

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

•                              even if we are able to refinance or modify our existing indebtedness, any such transactions may result in significant changes to the Company’s capital structure, the disposition of material assets and adjustments to its balance sheet, and these changes may adversely affect the holders of ZaZa common stock through dilution or loss in value; and

•                              we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

In addition, the terms of our Senior Secured Notes and our Convertible Senior Notes restrict, and the terms of any future indebtedness, including any future credit facility, may restrict our ability to incur additional indebtedness and grant liens because of debt or financial covenants we are, or may be, required to meet.  Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy and may lose opportunities to acquire interests in oil properties or related businesses because of our inability to fund such growth.

Our ability to comply with restrictions and covenants, including those in our Senior Secured Notes, Convertible Senior Notes or in any future debt agreement, is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our Senior Secured Notes also contain restrictions on the operation of our business, such as limitations on the sale and acquisition of assets, limitations on entering into joint ventures, limitations on restricted payments, limitations on mergers and consolidations, limitations on loans and investments, and limitations on the lines of business in which we may engage, which may limit our activities.  Our Convertible Senior Notes contain certain of the foregoing restrictions as well.  We must obtain consent from the holders of a majority of the Senior Secured Notes for certain transactions involving oil and gas properties, with certain carveouts and requirements to apply a portion of net sales proceeds to pay down the principal amount of the Senior Secured Notes and with certain carveouts to enter into our joint ventures.  Thus, we may not be able to manage our cash flow in a manner that maximizes our business opportunities.  Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the holders of our Senior Secured Notes and our Convertible Senior Notes to accelerate repayments and foreclose on the collateral securing the indebtedness.

Our current financial condition has adversely affected our business operations and our business prospects.

Our current financial condition and resulting uncertainty have been disruptive to our business. Management has devoted substantial time and attention to improving our financial condition, thereby reducing its focus on operating the business.  We may also lose employees as a result of uncertainties related to our financial condition.  Further, our current financial condition and resulting uncertainty may cause operating partners to terminate their relationships with us or to tighten credit. These developments could have a material adverse effect on our business, operations, financial condition and cash flows.  Moreover, if we are unable to raise a sufficient amount of cash to pay for our portion of costs associated with drilling programs initiated by our operating partners, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from those non-consent wells.  Similarly, if the Company is unable to fund renewals of expiring leases, it could lose portions of its acreage.

Our asset carrying values have been impaired based, in part, on oil and gas prices as of December 31, 2014 and they may be further impaired if oil and gas prices continue to decline from prices in effect as of that date.

Oil prices have declined from a price of approximately $105 per barrel in June 2014 to approximately $50 per barrel as of March 1, 2015.  This substantial decline in oil and gas prices has impacted our estimated net cash flows from our oil and gas reserves, which estimates are used to determine impairments of our oil and gas properties. As a result of the decline in oil and gas prices, we have revised our estimated reserves downward and have significantly reduced our estimated future cash flows. Based in part on our 2014 year-end estimates of proved reserves, we recorded an impairment charge of $3.9 million in the fourth quarter of 2014. We may be required to recognize additional impairment charges in future reporting periods if market prices for oil or natural gas continue to decline or based on other factors, including our ability to fund capital expenditures required to maintain our oil and gas reserves.

A substantial or extended decline in crude oil and/or natural gas prices could have a material adverse effect on us.

Prices for crude oil and gas (including prices for NGLs and condensate) fluctuate widely.  Moreover, oil and gas prices depend on factors that are outside of our control, including:

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

If oil and gas prices continue to decline or remain at current levels, it will have a substantial negative impact on our business.  Our cash flows and results of operations depend to a great extent on the prevailing prices for crude oil and gas.  Prolonged or substantial declines in crude oil and/or natural gas prices may materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

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

We will need to raise capital to purchase new oil and gas leases and to fully explore and analyze leases that we have already purchased.  We intend to pursue various strategies to raise capital, including asset sales, debt or equity financing, and joint ventures.  For example, in September 2014, we sold 6,000 net acres of undeveloped leases in our East Texas JV to an affiliate of Quantum Energy Partners for approximately $11 million in cash and the Company’s right to receive Quantum’s interest in certain future wells.  If we are unable to sell assets or if financing and joint venture partnerships are not available on acceptable terms or at all, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to implement our strategy, including expanding our existing portfolio.  There can be no assurance as to our ability to sell assets or as to the availability or terms of any joint ventures or other financing.

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

We conduct substantially all of our operations through joint ventures with third parties, and as a result, the continuation of such joint ventures is vital to our continued success.  We may also enter into other joint venture arrangements in the future.  In many instances we depend on these third parties for elements of these arrangements that are important to the success of the joint venture, such as agreed payments of substantial development costs pertaining to the joint venture and their share of other costs of the joint venture.  The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside our control.  If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected.  If our current or future joint venture partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations.  In such cases we may also be required to enforce our rights, which may cause disputes among our joint venture partners and us.  If any of these events occur, they may adversely impact us, our financial performance and results of operations, these joint ventures and/or our ability to enter into future joint ventures.

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

The results of our drilling in new or emerging formations, such as the Eagle Ford and Eagle Ford East trends, are more uncertain initially than drilling results in areas that are developed and have established production.  Because new or emerging formations have limited or no production history, we are less able to use past drilling results in those areas to help predict future drilling results.  Further, part of the strategy of our joint ventures in the Eagle Ford and Eagle Ford East trends involve the use of horizontal drilling and completion techniques that have been successful in other shale formations.  Although we and our joint venture partners have experience with horizontal drilling in these areas, the oil and gas industry’s drilling and production history is limited when compared to conventional techniques.  The ultimate success of these drilling and completion techniques will be better evaluated over time as more wells are drilled and production profiles are better established.

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

Our estimates of oil and gas reserves involve inherent uncertainty, which could materially affect the quantity and value of our reported reserves and our financial condition.

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

We may not have the ability to raise the funds necessary to purchase the Senior Secured Notes and the Convertible Senior Notes upon a fundamental change.

Holders of the Senior Secured Notes and the Convertible Senior Notes will have the right to require us to purchase the notes upon the occurrence of a fundamental change at 101% and 100%, respectively, of their principal amount plus accrued and unpaid interest.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of tendered Senior Secured Notes or Convertible Senior Notes.  In addition, our ability to purchase the Senior Secured Notes and Convertible Senior Notes may be limited by law, by regulatory authority or by the agreements governing our then current and future indebtedness.  Our failure to purchase tendered Senior Secured Notes and Convertible Senior Notes at a time when the purchase is required by the terms of the Senior Secured Notes or Convertible Senior Notes would constitute a default under those notes.  A default under those notes or the fundamental change itself could also lead to a default or require a prepayment under, or result in the acceleration of the maturity or purchase of, our existing or future other indebtedness.  The requirement that we offer to purchase the Senior Secured Notes and Convertible Senior Notes upon a fundamental change is limited to the transactions specified in the definition of a fundamental change, which definition may differ from the definition of a fundamental change or change of control in the agreements governing our existing or future other indebtedness.  If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Senior Secured Notes and the Convertible Senior Notes.

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

Taxation of Independent Producers

Recently, the President and certain members of Congress have proposed changes in the Internal Revenue Code to eliminate certain U.S. federal income tax deductions and credits currently available to oil and gas exploration and production companies.  Such proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas wells; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction against income derived from the production of oil and gas for certain domestic production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  These proposals would potentially increase and accelerate the payment of federal income taxes of independent producers of natural gas and oil.

OTC Derivatives Regulation

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains measures aimed at migrating over-the-counter (“OTC”) derivative markets to exchange-traded markets and central clearinghouses. Certain companies that use derivatives to hedge commercial risk, referred to as end-users, are permitted to continue to use OTC derivatives under newly adopted regulations. We have not historically entered into hedging transactions.  If we choose to do so, we will be required to comply with certain reporting, recordkeeping, clearing and trade execution requirements (or to take steps to qualify for exemptions, as applicable, to such requirements) that are set forth in the new legislation and the regulations promulgated thereunder.  Such new regulatory requirements may increase our costs associated with hedging and decrease our profitability.  Moreover, our counterparties may be required to comply with minimum capital requirements as well as reporting, recordkeeping and a number of other business conduct requirements, which could result in additional costs being passed on to us, thereby negatively affecting our business, results of operations and financial condition.  Other aspects of the Dodd-Frank Act still remain to be finalized, and the Commodities Futures Trading Commission (“CFTC”) has temporarily delayed the compliance dates for a number of the regulations already finalized.  As a result, at this time it is not possible to predict with certainty the full effects of the Dodd-Frank Act and the related CFTC rules on us and the timing of such effects.

Climate Change

Various governmental authorities and regional organizations have enacted, or are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require some oil and gas exploration and production companies to establish and report an inventory of greenhouse gas emissions and they continue to propose more stringent or more broadly applicable requirements in this regard.  Other legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas and oil sold from our properties. The potential increase in our operating costs could result from new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for natural gas and oil.  In addition, scientific studies suggest that stronger storms may occur in areas where we operate in the future due to changing climate patterns.  Adverse weather events have the potential to disrupt operations and cause physical damage to our assets and operations.

Federal and state legislation and regulatory initiatives relating to oil and gas extraction, including hydraulic fracturing, could result in increased costs and additional operating restrictions or delays and inability to book future reserves.

Hydraulic fracturing impacts and practices have been the subject of a number of governmental and private studies.  The EPA is conducting an investigation of hydraulic fracturing practices and expects to issue its draft report in the near future.  In April 2012, the Department of Interior, the Department of Energy and the Environmental Protection Agency issued a memorandum outlining the multi-agency collaboration on unconventional oil and gas research in response to the White House Blueprint for a Secure Energy Future and the recommendation of the Secretary of Energy Advisory Board Subcommittee on Natural Gas.  The Department of Interior finalized new regulations governing hydraulic fracturing on federal and Indian lands on March 20, 2015.  These ongoing studies and the newly enacted federal and Indian lands rules could lead to initiatives to further regulate hydraulic fracturing done on private lands.  Additional requirements could be imposed, including permitting requirements, financial assurances, public disclosure obligations, more stringent well installation requirements, monitoring and reporting requirements.  New requirements could increase operating costs and any disclosure requirements could increase the possibility of third-party or governmental legal challenges to hydraulic fracturing.

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

If extraction procedures, including hydraulic fracturing, become increasingly regulated at the federal level as a result of additional federal legislation or regulatory initiatives by the EPA, our operations could become subject to additional permitting and operational requirements and also to attendant permitting delays and potential increases in costs.  If such permitting requirements delays drilling activity on our properties, our ability to present reserves, and once presented, book reserves, will be delayed as well.

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

Compared to many of our competitors in the oil and gas industry, we are a small company.  We face difficulties in competing with larger companies.  The costs of doing business in the exploration and production industry, including such costs as those required to explore new oil and gas plays, to acquire new acreage, and to develop attractive oil and gas projects, are significant.  We face intense competition in all areas of our business from companies with greater and more productive assets, substantially larger staffs and greater financial and operating resources than we have.  Our limited size has placed us at a disadvantage with respect to funding our operating costs, and means that we are more vulnerable to commodity price volatility and overall industry cycles, are less able to absorb the burden of changes in laws and regulations, and that poor results in any single exploration, development, or production play can have a disproportionately negative impact on us.

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

Our ability to use net operating loss carryforwards to reduce future tax payments is limited.

As of December 31, 2014, we had gross U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $134 million.  Use of these NOLs to offset future taxable income and thereby reduce U.S. federal income taxes otherwise payable is subject to substantial limitations resulting from changes in ownership of our stock and the expiration of NOL carryforwards 20 years from the year in which the losses giving rise to the NOLs were incurred.  In light of these limitations, we do not expect to obtain material future benefits from the use of NOLs.

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

There can be no assurance that the price of our common stock will not fluctuate or decline significantly.  The stock market in recent years has experienced considerable price and volume fluctuations that has often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance.  The market prices of stock in exploration stage companies have been especially volatile.  In addition, price volatility might be worse if the trading volume of shares of the common stock is low.  Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock declines significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

Our common stock is listed on NASDAQ. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on NASDAQ. If we fail to maintain compliance with all applicable continued listing requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

One continued listing requirement is for us to maintain a minimum market value of $35 million, which is calculated by multiplying the Company’s total shares of common stock outstanding by the closing bid price of the Company’s common stock.  The historical market value of our common stock has fluctuated significantly, and on February 26, 2015, we received notice from the

NASDAQ that the market value of our common stock was below $35 million for the 30 consecutive trading days preceding February 26, 2015.  As a result of this notice, we have 180 calendar days, or until August 25, 2015, to regain compliance, which can be achieved if our minimum market value exceeds $35 million for at least ten consecutive trading days or a longer period determined by the NASDAQ staff in their sole discretion.  Failure to meet the $35 million minimum market value for the time periods specified by NASDAQ listing requirements could result in our being delisted from the NASDAQ. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; and limiting our ability to issue additional securities in the future.

The majority of our common stock is owned by the ZaZa Founders, whose interests may not be aligned with the interests of other stockholders.

As of December 31, 2014 approximately 54% of our common stock is owned directly or indirectly by the ZaZa Founders.  Under a stockholders’ agreement between the Company and the ZaZa LLC Members entered into in connection with the Combination (the “Stockholders’ Agreement”), the ZaZa Founders, during the period ending on February 21, 2015, were entitled to designate a proportional number of directors to the Board (but not more than seven) based upon the ZaZa Founders’ (and their permitted transferees’) percentage ownership of ZaZa.  The remaining directors of ZaZa were nominated by a nominating committee consisting of two directors selected by the designees on the Board that were selected by Toreador prior to the closing of the Combination (and their successors) and one independent director selected by the ZaZa Founders.  However, as of February 21, 2015, there is no limitation on the number of directors of ZaZa that the ZaZa Founders may nominate and elect and, as such, they may be able to nominate and elect the entire Board and remove any directors, including directors who were Toreador designees or nominated by the Board’s nominating committee.

In addition, as a result of their share ownership in ZaZa, the ZaZa Founders are able to control all matters requiring approval by ZaZa stockholders, including, but not limited to:  mergers, consolidations or acquisitions; the sale of all or substantially all of ZaZa’s assets and other decisions affecting ZaZa’s capital structure; the amendment of ZaZa’s certificate of incorporation and bylaws, and ZaZa’s liquidation, winding up and dissolution.

Additionally, under the Stockholders’ Agreement, the ZaZa Founders were subject to a standstill period that expired on February 21, 2015.  Thus, as of February 21, 2015, there is no contractual restriction on the ZaZa Founders’ ability to purchase additional shares of our common stock or take us private on terms that may not be favorable to the other stockholders of ZaZa.  The interests of the ZaZa Founders may not be aligned with the interests of the other stockholders.  This concentration of share ownership may have a material adverse effect on the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.  However, with certain exceptions, the purchase by one or more ZaZa Founders that takes the total number of shares of common stock owned by the ZaZa Founders over 7,597,686 shares will cause a “fundamental change” under our Senior Secured Notes, giving those noteholders the rights to cause the Company to offer to repurchase the Senior Secured Notes for $1,010 per $1,000 principal amount.

The ZaZa Founders have economic interests in our properties and their interests may not be aligned with our interests.

The ZaZa Founders are board members and collectively, beneficially own approximately 54% of our common stock as of December 31, 2014.  In addition to their interests as equity owners, each of these individuals also has a direct or indirect overriding royalty interest relating to certain of our properties.  These overriding royalty interests generally entitle each of them to one percent of the net revenue interest associated with sales of oil and gas produced from these properties, without any corresponding responsibility for payment of any expenses.

Future sales of our common stock could put a downward pressure on the price of our shares and cause significant dilution.

We have several effective registration statements on file with the SEC that would allow for the sale or resale of substantial amounts of our common stock.  For example, in December 2012, we filed a resale registration statement on Form S-1 for the sale of approximately 3.2 million shares of our common stock, including approximately 2.7 million shares of common stock issuable upon exercise of our Warrants at the time.  A substantial majority of those shares remain unsold.  Also, in October 2012, we issued $40 million in aggregate principal amount of our Convertible Senior Notes, which are convertible into 1.6 million shares of our common stock that may generally be sold by non-affiliates without restriction pursuant to Rule 144 under the Securities Act.  Finally, the ZaZa Founders have demand and piggyback registration rights pursuant to the Stockholders’ Agreement with respect to their shares of common stock held.  The possibility that substantial amounts of our outstanding common stock may be sold by such holders, or the perception that such sales could occur, could materially adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future.  In addition, this selling activity could cause significant dilution, decrease the level of public interest in our common stock, inhibit buying activity that might otherwise help support the market price of our common stock, and prevent possible upward price movements in our common stock.  Furthermore, the issuances of a substantial number of shares pursuant to future or existing employee compensation arrangements could produce additional dilution.

An active public market for our common stock may not be sustained.

Although our shares of common stock are listed on the NASDAQ, an active public market for our common stock may not be sustained, which could affect the ability to sell, or depress the market price of, our common stock.  We are unable to predict whether an active trading market for our common stock will be sustained.

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

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and an exemption from obtaining an auditor’s attestation on internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act.  In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company.  We may remain an emerging growth company and elect to take advantage of associated exemptions until the earlier of (a) the end of a fiscal year in which our annual revenues exceed $1 billion; (b) the date on which we have, during a three-year period, issued more than $1 billion in non-convertible debt; (c) the date on which we qualify as a large accelerated filer and (d) December 31, 2017.  Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to companies that are not emerging growth companies but any such election to opt out is irrevocable.  We have not elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make it difficult to compare our financial statements with those of other public companies.

Two of the ZaZa Founders are no longer subject to non-competition agreements; the third ZaZa Founder, the Company’s CEO, will not be subject to a non-compete if his employment ends.

On August 9, 2011, each of the ZaZa Founders entered into a separate non-competition agreement with ZaZa.  The non-competition agreements provide that each of the ZaZa Founders and his controlled affiliates may not engage in, carry on or assist any oil or gas business in specified areas in the Eagle Ford and Eagle Ford East trends in Texas and the Paris Basin in France or acquire oil and gas interests in, or acquire interests in any businesses with oil and gas interests in, those specified areas, subject to certain exceptions.  The ZaZa Founders also agreed not to advise, request, induce, attempt to induce or otherwise divert any customer, supplier, licensee or other business relation of ZaZa and its present and future subsidiaries, and further agreed not to materially curtail, limit or cease doing business with any such entities or materially interfere with the customer, supplier and other business relationships of, or oil and gas interests or the businesses of, ZaZa, and its present and future subsidiaries.  The non-competition agreements do not apply to any opportunity in which the ZaZa Founders would be prohibited from participating, if such opportunity is first offered to ZaZa and a majority of the full board of directors of ZaZa, including a majority of the disinterested directors, declines to pursue such opportunity, or a majority of the disinterested directors fails to make a determination as to whether ZaZa will pursue such opportunity within ten business days following such offer.

The non-competition agreement with each ZaZa Founder lasts only until the later of the termination of the ZaZa Founder’s employment with ZaZa or February 21, 2015.  As of February 21, 2015, Todd A. Brooks was the only ZaZa Founder who was still employed by ZaZa; therefore, the non-competition agreements with Gaston L. Kearby and John E. Hearn, both of whom continue to serve on our board of directors, have expired.  Messrs. Hearn and Kearby, subject to their fiduciary duties as members of our board of directors, are therefore free to pursue competitive activities or corporate opportunities, which could create conflicts of interest and limit ZaZa’s ability to acquire additional assets or pursue its businesses and could have a material adverse effect on us.  Mr. Brooks will be free to pursue competitive activities or corporate opportunities upon termination of his employment as our Chief Executive Officer, or if the ZaZa board of directors declines or fails to determine whether to pursue a corporate opportunity within ten business days of it being presented to the board of directors by Mr. Brooks.

We are a “controlled company” within the meaning of the NASDAQ rules and qualify for, and may rely on, exemptions from certain corporate governance standards.

The ZaZa Founders beneficially own approximately 54% of the outstanding voting power of our capital stock as of December 31, 2014.  Accordingly, the ZaZa Founders will have the ability to elect our board of directors and thereby control the management and affairs of ZaZa.  Therefore, we are deemed to be a “controlled company” for purposes of Nasdaq Rule 5615(c)(2).  Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect to be exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, and that (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised of independent directors.

Provisions of Delaware law, our charter documents and the agreements governing the Convertible Senior Notes and the Senior Secured Notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.

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

In addition, certain provisions of the Convertible Senior Notes and the Senior Secured Notes could make it more difficult or more expensive for a third party to acquire us.  Upon the occurrence of a fundamental change, subject to certain conditions, holders of Senior Secured Notes and Convertible Senior Notes will have the right, at their option, to require us to purchase for cash all or any portion of their notes.  We may also be required, under certain circumstances, to increase the conversion rate for the Convertible Senior Notes if a holder elects to convert its Convertible Senior Notes in connection with a make-whole fundamental change.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 3 — LEGAL PROCEEDINGS

From time to time, we are named as a defendant in other legal and regulatory proceedings arising in the normal course of business.  In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 — MINE SAFETY DISCLOSURE

None.

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

“Identified drilling locations”—Locations specifically identified by management as an estimation of our multi-year drilling activities based on evaluation of applicable geologic, seismic, engineering, production and reserves data on contiguous acreage and geologic formations.  The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as spacing requirements, easement restrictions and state and local regulations, are considered in determining such locations.  The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and gas prices, costs, actual drilling results and other factors.

“Liquids”—Describes oil, condensate and natural gas liquids.

“MBbl”—One thousand barrels of crude oil, condensate or natural gas liquids.

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

“PV10” — Discounted future net cash flows estimated by applying year-end prices to the estimated future production of year-end proved reserves.  Future cash inflows are reduced by estimated future production and development costs based on period end costs to determine pre-tax cash inflows.  Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

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

“Working interest”—The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals.  The working interest owners bear the exploration, development, and operating costs on a cash, penalty, or carried basis.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SHARES

Our common stock is listed on the NASDAQ Capital Market and commenced trading on February 22, 2012 under the ticker symbol “ZAZA.”  Prior to that date, there was no public market for our common stock.

As of December 31, 2014, there were approximately 163 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ Capital Market based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
2014
First Quarter	$11.20	$7.20
Second Quarter	$9.40	$4.20
Third Quarter	$9.10	$3.57
Fourth Quarter	$4.15	$1.24
2013
First Quarter	$22.50	$14.20
Second Quarter	$18.50	$11.70
Third Quarter	$13.40	$7.80
Fourth Quarter	$14.50	$9.00

On August 19, 2014, we completed a 1-for-10 reverse stock split of our outstanding common stock.  The sale prices per share of our common stock presented above have been adjusted to give effect to the reverse split for all periods presented.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements as of December 31, 2014:

	(a)	(b)	I
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	316,713	$6.30	670,224
Equity compensation plans not approved by shareholders	—	—	—
Total	316,713	$6.30	670,224

Comparative Stock Performance

The following table compares the yearly change in the cumulative total stockholder return on our Common Stock during the period February 21, 2012 through December 31, 2014 with the cumulative total return of the Dow Jones U.S. Exploration and Production Index and S&P 600 Small Cap Index.  The comparison assumes $100 was invested on February 21, 2012 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.  We paid no dividends on our Common Stock during such period.

	ZaZa	DJ US E&P Index	S&P 600 Small Cap
February 21, 2012	$100.00	$100.00	$100.00
December 31, 2012	$39.58	$89.63	$103.84
December 31, 2013	$18.53	$116.14	$145.01
December 31, 2014	$4.86	$100.78	$151.45

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial information is summarized from ZaZa’s results of operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, as well as selected balance sheet data of ZaZa as of December 31, 2014, 2013, 2012, 2011, and 2010 and should be read in conjunction with the related financial statements and the notes thereto.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Operating results:
Revenues and other income	$11,480	$8,874	$205,152 *	$17,574	$10,495
Operating costs and expenses	33,579	115,255	130,882	20,042	3,977
Operating income (loss)	(22,099)	(106,381)	74,270	(2,468)	6,518
Other income (expense)	(701)	8,933	(45,406)	(264)	(2)
Income (loss) from continuing operations before income taxes	(22,800)	(97,448)	28,864	(2,732)	6,516
Income tax expense (benefit)	(14,574)	(32,985)	82,920	123	74
Income (loss) from continuing operations	(8,226)	(64,463)	(54,056)	(2,855)	6,442
Income (loss) from discontinued operations, net of tax	—	(3,102)	(52,171)	—	—
Net income (loss)	$(8,226)	$(67,565)	$(106,227)	$(2,855)	$6,442
Basic earnings (loss) per share	$(0.75)	$(6.53)	$(10.83)	$(0.38)	$0.85
Diluted earnings (loss) per share	$(0.75)	$(6.53)	$(11.02)	$(0.38)	$0.85

Balance Sheet data:
Working capital (deficit)**	$(13,304)	$9,543	$(26,525)	$(15,878)	$368
Oil and gas properties, net	$49,248	$46,051	$148,776	$16,856	$6,200
Total assets	$60,216	$87,542	$223,113	$70,006	$31,727
Total debt ***	$91,777	$88,256	$96,275	$8,000	$3,000
Stockholders’ or Members’ equity (deficit)	$(59,449)	$(60,994)	$1,648	$2,939	$7,295

Cash Flow data:
Net cash provided by (used in) operating activities	$(17,219)	$(33,452)	$(123,815)	$2,975	$20,316
Net cash provided by (used in) investing activities	$5,637	$19,164	$122,592	$(12,642)	$(7,267)
Net cash provided by (used in) financing activities	$2,623	$(5,050)	$24,416	$3,500	$3,735
Capital expenditures on oil and gas properties	$10,564	$47,375	$53,789	$10,667	$6,436

*                                         Includes $195.6 million of other income related to the gain on termination of Hess agreements.

**                                  Defined as current assets less current liabilities.

***                           Amounts are net of debt discounts of $9.5 million, $15.7 million, $24.3 million, zero, and zero for 2014, 2013, 2012, 2011, and 2010 respectively.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional and conventional oil and gas assets.  We currently operate primarily through joint ventures in the Eagle Ford East trend in East Texas and the Eagle Ford trend in South Texas.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.

Our strategy is to enhance shareholder value through consistent growth in cash flows by focusing on the organic development of our existing assets within our core areas.  We also look for opportunities to diversify and build upon our current portfolio through the acquisition of additional unconventional and conventional assets with a focus on Texas.

Since the third quarter of 2014, our liquidity has been an area of concern.  The drop in oil prices that began at the end of 2014 and continues today has created further liquidity challenges as our revenues are directly linked to the price of oil.  As further discussed below under the heading “Liquidity and Capital Resources,” our prospectus for adequate liquidity in 2015 are uncertain, especially in light of the fact that beginning on March 23, 2015, any holder of the $13.9 million in aggregate principal amount of our Senior Secured Notes may elect to require us to repurchase that holder’s Senior Secured Notes within 30 days of making such an election.  Although we are discussing with the holders of the Senior Secured Notes a 30-day extension (until April 22, 2015) of the earliest date that the holder of any of the Senior Secured Notes can exercise this right of repurchase, there is no assurance that we will be successful in being given such an extension.  Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through May of 2015.  Our board of directors and management are actively exploring financing and partnership alternatives while seeking to restructure our debt.  We can offer no assurance that a solution will be found.

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets are located within the United States.  Except for an immaterial amount of cash held by our foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  In this Annual Report, our use of “East Texas” refers to Houston, Leon, Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region; and our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Additionally, we have converted our natural gas reserves or production into barrel of oil equivalents in this Annual Report. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil.

Recent Developments

East Texas Joint Venture with EOG

On March 7, 2014, we entered into the Fourth Amendment (the “Fourth Amendment”) to our Joint Exploration and Development Agreement with EOG with respect to the joint development of certain of our East Texas properties.  Under the Fourth Amendment, we agreed to assign to EOG approximately 9,600 net acres in East Texas representing a 75% working interest in the acreage remaining in the third and final phase of the joint development program under the JEDA.  As consideration for this transfer, we received approximately $4.7 million in cash and the carry by our counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. As of December 31, 2014, the $9.2 million of carried costs had been fully deployed.

Also pursuant to the Fourth Amendment and effective March 7, 2014, we and EOG agreed to terminate that certain Participation Agreement, effective as of March 1, 2012, by and between the Company and Range Texas Production, LLC (“Range”) (such agreement, as amended, the “Range Agreement”).  Range’s rights and obligations under the Range Agreement were assigned to, and assumed by, our counterparty pursuant to that certain Quitclaim Assignment and Bill of Sale, effective as of December 1, 2013, by and between Range and our counterparty.

In December 2014, EOG satisfied the last of its drilling obligations under the JEDA.  While selected JEDA provisions survive, the joint venture is now principally governed by the Joint Operating Agreement among EOG, ZaZa, and Quantum.  Pursuant to its terms, ZaZa now has the right to propose new development wells and maintain its desired minimum drilling pace.

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa entered into the Quantum Agreements with Quantum.  Pursuant to the terms of the Quantum Agreements:

•                  ZaZa assigned to Quantum an approximately 4 percent working interest (6,000 of ZaZa’s net acres) in undeveloped leases within the East Texas joint venture.  ZaZa retained its interest in all existing wells in the East Texas joint venture and is reserving the right to participate with respect to Quantum’s working interest in the next 15 East Texas JV wells that are spudded, drilled and completed after the closing of the Quantum transaction, as long as those wells are spudded, drilled and completed on or before the second anniversary of the closing of the transaction (the “Reserved Wells”).

•                  ZaZa received $11 million in cash as initial consideration and the right to receive Quantum’s interest in certain of the Reserved Wells.

•                  ZaZa will receive ongoing G&A and cost reimbursements from Quantum for providing services related to their jointly owned assets in Walker, Grimes, Madison, Trinity, and Houston counties.

•                  Quantum has the right to cause ZaZa to purchase Quantum’s interest in the jointly owned assets on an all or nothing basis for a cash price based on Quantum’s initial consideration paid of $11 million plus any out-of-pocket costs of acquiring and renewing leases under the Quantum Agreements on September 17, 2016 (the “Quantum Put Option”).

For more information on the Quantum Agreements, see “Item 1 — Joint Venture — East Texas Joint Venture with Quantum.”

Following the closing of the Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes Development Area comprises approximately 147,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 31,000 net acres and Quantum holds an approximately 4% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Madison-Walker-Grimes Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon Development Areas comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements. Through the remainder of 2015 ZaZa will be preparing the acreage block in Houston and Trinity counties to be drill ready from a unit formation perspective, and the Company’s leasing is now focused on contiguous acreage additions.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  U.S. generally accepted accounting principles (“U.S. GAAP”) prevents sale accounting due to the Quantum Put Option. Accordingly, the related oil and gas properties continue to be included in the consolidated balance sheet, and a liability was recorded, the Quantum Put Option, equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million represent contingent liabilities and will be recorded as a liability when and if payment becomes probable. As of December 31, 2014, this contingent liability totaled approximately $0.1 million.  The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

South Texas Joint Venture with Sabine

In South Texas, our joint venture partner — Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas Corporation, completed two fully carried commitment wells during the first quarter of 2014.  In exchange for Sabine fulfilling its obligations with respect to our South Texas joint venture, ZaZa transferred a 75% working interest in approximately 5,700 net acres and a well known as the Boening well.  Participating interests in any additional wells drilled or lease acreage acquired under an area of mutual interest will be shared 75% by Sabine and 25% by ZaZa (assuming affirmative elections to participate in such lease acreage acquisition(s)).  The area of mutual interest expires on September 15, 2015.

Balance Sheet Initiatives

Senior Secured Notes with a current principal amount of $13.9 million were issued under the Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”) and will mature on February 21, 2017 (subject to earlier call provisions as discussed below). On February 24, 2015, the Company entered into Amendment No. 7 to the Securities Purchase Agreement. Prior to Amendment No. 7, the Securities Purchase Agreement provided that each holder of Senior Secured Notes had the right, beginning on February 21, 2015, to give notice to the Company, requiring the Company to repurchase up to 100% of such Purchaser’s Senior Secured Notes at par plus accrued and unpaid interest (the “Senior Secured Notes Put Option”). The Company would have had 60 days after such notice to repurchase any such Senior Secured Notes.  Amendment No. 7 amended the Securities

Purchase Agreement to delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from February 21, 2015 to March 23, 2015).  Amendment No. 7 also contains a corresponding decrease from 60 days to 30 days of the time period afforded to the Company to complete the repurchase of the Senior Secured Notes of any holder that exercises its rights in accordance with the terms of Senior Secured Notes Put Option.  As of March 31, 2015, we had entered into discussions with the holders of our Senior Secured Notes for an Amendment No. 8 to the Securities Purchase Agreement that would again delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from March 23, 2015 to April 22, 2015).  As of March 31, 2015, the holders of a majority of the principal amount of the Senior Secured Notes at the time outstanding had agreed to the additional 30-day delay contained in Amendment No. 8.  However, for Amendment No. 8 to become effective, it must be approved by all holders of the Senior Secured Notes.  The Company is continuing to work to get approval of Amendment No. 8 from all holders, but there can be no assurance that the Company will be successful in doing so.

Our board of directors and management are continuing to pursue further restructuring of our debt and additional cash funding for the 2015 drilling program.  On February 24, 2015, we initiated a process to evaluate broader transactions, such as new partnerships and joint ventures. ZaZa has retained Seaport Global Securities LLC (who merged with Global Hunter Securities LLC) as financial advisor to assist in evaluating such broader alternatives.

On February 24, 2014, the Company entered into the Exchange Agreements to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by the Subordinated Note Modification Agreements with each of the Subordinated Note Holders on January 19, 2015.  The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.  On January 19, 2015 each Subordinated Note Holder exchanged its Subordinated Note for the First Amended and Restated Subordinated Note to provide that interest payments will be paid in kind as additional principal beginning with the first interest payment due with respect to interest that accrues beginning January 1, 2015.  Interest will continue to accrue at a rate of 8.00% per annum, and the maturity date will remain August 21, 2017.  For more information on the Modification Agreements, see “Item 1 — Balance Sheet Initiatives and Other Transactions.”

On July 21, 2014, we closed a capital markets transaction for $4.5 million net proceeds in exchange for ZaZa common stock of $8.30 per share and 0.6 warrants for every share of ZaZa common stock with a strike price of $11.20 per share (the “2019 Warrants”). On November 18, 2014, the Company and the investor entered into an agreement stipulating the number of shares issuable upon exchange of the warrants.  Pursuant to its terms, the Company issued 1 million shares of common stock in the fourth quarter of 2014 in exchange for the warrants.

Financial Summary

For the year ended December 31, 2014:

•                  Production was 232 MBOE of which 86 MBOE was oil production (37%).

•                  Revenues were $11.5 million.

•                  Operating losses were $22.1 million, including $7.0 million of asset impairments.

•                  Net loss was $8.2 million.

At December 31, 2014, we had:

•                  Cash and cash equivalents of $6.3 million.

•                  Current ratio (current assets/current liabilities) of 0.4 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

The following table presents our production, average prices obtained for our production and average production cost for the years ended December 31, 2014 and 2013:

	2014	2013
Production Volumes
Crude oil (Bbl)
East Texas	72,999	22,403
South Texas	13,090	50,617
Total	86,089	73,020
Natural gas (Mcf)
East Texas	392,502	112,561
South Texas	169,985	137,754
Total	562,487	250,315
Natural gas liquids (Bbl)
East Texas	38,134	4,731
South Texas	13,675	11,792
Total	51,809	16,523
Equivalents (BOE)
East Texas	176,550	45,894
South Texas	55,096	85,368
Total	231,646	131,262

Oil Average Sales Price ($/Bbl)
East Texas	$92.83	$95.90
South Texas	$88.64	$104.39
Total	$92.19	$101.79

Natural Gas Average Sales Price ($/Mcf)
East Texas	$3.84	$3.74
South Texas	$3.93	$3.48
Total	$3.87	$3.60

Natural Gas Liquids Average Sales Price ($/Bbl)
East Texas	$25.49	$36.32
South Texas	$28.94	$31.28
Total	$26.40	$32.72

Average Production Costs ($/BOE)
East Texas	$17.04	$19.12
South Texas	$11.39	$14.64
Total	$15.70	$16.21

Revenue

Oil and gas revenue

Oil and gas revenue for the years ended December 31, 2014 and 2013 were $11.5 million and $8.9 million, respectively.  This increase is primarily due to production increases from our joint ventures in East Texas ($6.5 million) and South Texas production ($0.7 million), partially offset by production decreases from the divestment of non-core assets in South Texas in 2013 ($4.6 million).

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	2014	2013

East Texas	$3,009	$877
South Texas	627	1,250
Total	$3,636	$2,127

Lease operating expenses

Lease operating expenses were $3.6 million, or $15.70 per BOE produced, for the year ended December 31, 2014, compared to $2.1 million, or $16.21 per BOE produced, for the year ended December 31, 2013.  Lease operating expenses increased primarily due to the higher expenses in our joint venture in East Texas ($2.9 million) partially offset by decreases from the divestment in of non-core assets in South Texas in 2013 (the Moulton properties - $0.6 million). Additionally, our joint venture partner in East Texas carried us for part of the lease operating expenses ($0.8 million) for the year ended December 31, 2014.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the years ended December 31, 2014 and 2013 was $7.3 million and $3.6 million, respectively.  This increase is primarily driven by higher production volumes.

Impairments

For the year ended December 31, 2014, we impaired non-producing leasehold costs by $3.6 million and producing oil and gas properties by $3.4 million — for a total impairment of $7.0 million.

In 2014, non-producing leasehold costs in South Texas with carrying values of $4.0 million were written down to their fair value of $0.4 million, resulting in pretax impairment charges of $3.6 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.  Producing oil and gas properties with carrying values of $4.7 million were also written down to their fair values of $1.4 million, resulting in pretax impairment charges of $3.4 million.  The decline in fair value of these oil and gas properties is driven by the lower commodity price environment.

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

General and administrative

General and administrative expense for the years ended December 31, 2014 totaled $19.7 million compared to $29.4 million in 2013, a decrease of 33%.  This decrease of $9.7 million is primarily due to lower professional fees of $4.2 million, lower salaries and bonus expenses of $2.7 million, lower severance expenses of $2.0 million, and lower office expenses of $0.8 million.

In April 2013, we initiated a cost reduction plan and set a goal to reduce G&A by 35%. We successfully completed this transition process in the second quarter of 2014 and achieved reductions in adjusted G&A (see Non-GAAP Financial Measures and Reconciliation) of 48%, in headcount of 47% and in guaranteed executive compensation of $3.5 million. Adjusted G&A for 2014 was $15.6 million, a decrease of $6.9 million, or 31%, compared to $22.5 million in 2013.  The difference between adjusted G&A for 2014 of $15.6 million and reported GAAP G&A of $19.7 million are non-cash compensation expenses of $5.1 million and severance payments of $1.7 million partially offset by litigation settlements of $2.7 million.  Adjusted G&A is a non-GAAP measure — please see our reconciliation of Adjusted G&A to GAAP G&A below under “Non-GAAP Financial Measures and Reconciliation”.

Gain (loss) on asset divestitures

Gain on asset divestitures for the years ended December 31, 2014 and 2013 is $4.1 million and $24.4 million, respectively.  In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East

Texas joint venture with EOG.  The $24.4 million gain includes a gain of $25.3 million related to asset divestments in East Texas in the fourth quarter partially offset by a $0.5 million loss related to the sale of our Moulton assets in South Texas.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the years ended December 31, 2014 and 2013 was $1.9 million and $16.6 million, respectively.  The loss for the year ended December 31, 2014 related to prepayments of our Senior Secured Notes from a principal amount of $26.8 million to $13.9 million resulting in a $1.5 million write-off of the original issuance discount and $0.4 million in prepayment fees. The loss for the year ended December 31, 2013 primarily related to an amendment to the Senior Secured Notes dated March 28, 2013 that triggered debt extinguishment accounting treatment. It consisted of a $10.9 million loss from the modification of the terms of our warrants issued in association with the Senior Secured Notes (the “2020 Warrants”) and a difference between the fair value and book value of debt of $4.2 million.  The remaining $1.5 million loss is related to prepayments of our Senior Secured Notes resulting in a $1.2 million write-off of the original issuance discount and $0.3 million in prepayment fees.

Interest expenses, net

For the year ended December 31, 2014 and 2013, we recorded $14.0 million and $14.3 million, respectively, in net interest expense.  Lower outstanding principal in 2014 resulted in lower interest expense but was fully offset by higher amortization expense on issuance discounts.  Additionally, $0.3 million in interest was capitalized in 2013 versus zero in 2014 contributing to the difference year over year.

Settlement of 2019 Warrants in excess of initial carrying value

On July 21, 2014, we closed a capital markets transaction for $4.5 million net proceeds in exchange for ZaZa common stock of $8.30 per share and 0.6 warrants for every share of ZaZa common stock with a strike price of $11.20 per share (the “2019 Warrants”) and recognized the fair value of the warrants as of that date as a liability on the balance sheet. In the fourth quarter of 2014, following a dispute over the number of shares issuable under the warrants, the Company and the investor entered into an agreement to stipulate the number of exchangeable shares at 1 million.  For the year ended December 31, 2014, we recorded a loss of $1.8 million related to the exchange of the 2019 Warrants as a settlement in excess of the warrant’s initial carrying value.

Unrealized gain on valuation of warrants and embedded derivatives

For the years ended December 31, 2014 and 2013, we recorded gains in fair value of the 2020 Warrants of $12.6 million and $23.4 million, respectively, and gains in fair value of the embedded derivatives associated with our Convertible Senior Notes of $4.4 million and $16.4 million, respectively. The variances are mainly a result of fluctuations in our stock price and shorter remaining duration of the instruments.

Income tax benefit

The income tax benefit of $33.0 million in 2013 was driven by pre-tax losses primarily as a result of impairments of $104.6 million.  We recorded income tax benefits in 2014 to the extent the net operating losses that can be carried towards our unrecognized tax benefits.  As of December 31, 2014, we had gross unrecognized tax benefits of $16.4 million, all of which has been recorded as a reduction of our deferred tax assets ($2.1 million was previously netted against deferred tax assets in 2013).

Capital expenditures

For the year ended December 31, 2014, we deployed $10.6 million of cash capital expenditures and $16.2 million of carried costs for a total of $26.8 million.  For the year ended December 31, 2013, we deployed $47.4 million of cash capital expenditures and $7.8 million of carried costs for a total of $55.2 million.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we disclose certain non-GAAP financial measures in our earnings press releases and other public disclosures. The primary non-GAAP financial measure we focus on is adjusted general and administrative expenses. This financial measure excludes the impact of certain expenses and benefits and therefore has not been calculated in accordance with U.S. GAAP. A reconciliation of this non-GAAP financial measure to its most comparable U.S. GAAP financial measure is included below.

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

The following table sets forth the reconciliation of this non-GAAP financial measure to its most comparable U.S. GAAP financial measures (in thousands):

	2014	2013

Reconciliation of adjusted general and administrative expenses:
Adjusted general and administrative expenses	$15,583	$22,456
Excluded (benefit) expenses:
Legal settlement benefit	(2,657)	(1,625)
Severance expenses	1,652	3,647
Stock-based compensation and non-cash bonuses	5,097	4,913
GAAP general and administrative expenses	$19,675	$29,391

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 — Basis of Presentation”, “Note 2 — Going Concern” and “Note 9 — Long-Term Debt” in the Notes to the consolidated financial statements included in this Annual Report on Form 10-K and Item 1A “Risk Factors”.  Our independent registered public accounting firm for the year ended December 31, 2014 issued their report dated March 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on obtaining appropriate financing and the success of our 2015 drilling program with our joint-venture partners to generate sufficient cash flows to maintain positive liquidity.

Liquidity and cash flow

We ended 2014 with a cash balance of approximately $6.3 million, and our prospects for adequate liquidity in 2015 are uncertain.  Our primary cash requirements are for principal and interest payments on indebtedness, operating expenses, and capital expenses.  Additionally, beginning March 23, 2015, the holders of the Senior Secured Notes may require us to purchase all or a portion of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes.  Noteholders can exercise the put beginning on March 23, 2015, and the Company would have up to 30 days after receiving notice of any put exercises in order to repurchase the notes.  Although we are discussing with the holders of the Senior Secured Notes a 30-day extension (until April 22, 2015) of the earliest date that the holder of any of the Senior Secured Notes can exercise this right of repurchase, there is no assurance that we will be successful in being given such an extension.  As our primary sources of liquidity are cash generated by operations, we do not currently anticipate that we will have sufficient cash to fund a repurchase of the Senior Secured Notes or our primary cash requirements.  Thus, we will be required to attempt to fund our cash requirements through other means, such as through debt and equity financing activities or asset monetization, or the curtailment of capital expenditures or we will be unable to continue as a going concern.

Because of the repurchase requirements described above, we reclassified the outstanding amount of Senior Secured Notes of $13.6 million with a principal amount of $13.9 million as current liabilities. Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes if they require us to purchase all or a portion of the Senior Secured Notes and we will be in default under the Senior Secured Notes.  If a default under the Senior Secured Notes involves an amount in excess of $10 million, we would also be in default under the indenture that governs our Convertible Senior Notes.  If a default occurs under the Senior Secured Notes or the Convertible Senior Notes, the holders of such debt could accelerate the indebtedness, demand immediate payment and use a variety of legal remedies to enforce their claims.  If any of these defaults and the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern.

We have entered into discussions with some of the holders of the Senior Secured Notes for a refinancing of that debt to avoid a possible default if the Senior Secured Notes Put Option is exercised.  Although we have no assurance regarding our ability to successfully negotiate a refinancing of the Senior Secured Notes, any such modification may result in significant changes to the Company’s capital structure, the disposition of material assets, and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

Even without the possibility of a required prepayment of the Senior Secured Notes, we do not currently generate sufficient cash flows to maintain positive liquidity to fund operating and debt service requirements throughout the next year.  As of December 31, 2014, we had $6.3 million in cash and cash equivalents and working capital deficit of $13.3 million.  Over the next year, we anticipate monthly cash general and administrative expenses and cash interest payments to average $1.3 million per month and capital expenditures of $0.5 million per month.  Without additional cash funding, and considering our current forecasts for cash generated by operations, we anticipate exhausting our cash and cash equivalents in May 2015.

Our only anticipated methods of fully funding our cash requirements are through changes to our debt arrangements, debt and equity financing activities, asset monetization or the curtailment of capital expenditures.  Specifically, the Company’s Board of Directors is examining financing alternatives and access to capital markets.  On February 24, 2015, we also initiated a process to evaluate broader transactions, such as new partnerships and joint ventures.  ZaZa has retained Seaport Global Securities LLC as financial advisor to assist in evaluating such broader alternatives.  We will continue to search for possible financing transactions, but no assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.  Additionally, our ability to enter into a financing transaction, or to successfully implement any of the other liquidity saving measures described in this paragraph, will be largely dependent upon factors outside of our control, such as prevailing market conditions and the actions of third parties.

Future capital requirements

Because of our limited amount of cash, in the absence of a debt or equity raise, we plan to limit our capital expenditures to available cash on hand.  Additionally, we have fully deployed our carried costs to drill and complete wells, and carried costs that can be allocated to wells, infrastructure, lease extensions and operating costs in East Texas, and our joint venture counter parties have the ability to accelerate the pace of drilling starting in 2015.  Thus, we would be required to pay cash for our portion of the costs incurred in connection with the drilling program.

Beginning in 2015, ZaZa has the right to propose new development wells in specific locations and maintain its desired minimum drilling pace.  Following its technical evaluation and an internal acreage high-grading campaign focused on vertical commingled development (Buda-Rose “stack and fracs”), the Company has identified approximately 800 well locations on the basis of 80-acre spacing. ZaZa has proposed two Buda-Rose vertical wells to be located in Madison and Walker Counties.  Each proposed well is estimated to cost approximately $3.5 million and deliver an internal rate of return of approximately 40% at February 2015 commodity prices.  ZaZa expects the production results of the newly proposed wells to be similar to those achieved by the Company’s previous Toby #1V (cumulative one-year production of approximately 181 Mboe), Grisham #1V (cumulative one-year production of approximately 191 Mboe), and Laura Unit #1V (cumulative one-year production of approximately 136 Mboe) wells. Depending on our joint-venture partners’ elections to participate in these two proposals, our capital expenditures will range between $4 million and $7 million.

ZaZa’s ability to fund its drilling program, operations, and lease maintenance costs, however, is dependent upon securing additional financing.  If we are unable to raise a sufficient amount of cash to pay for our portion of costs associated with the drilling program, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.  Similarly, if the Company is unable to fund renewals of expiring leases, it could lose portions of its acreage.

Long-term debt

We have $91.8 million in total debt, of which $13.6 million is classified as current, consisting of the following (in thousands):

	December 31,	December 31,
	2014	2013

Senior Secured Notes - Principal	$13,900	$26,770
Senior Secured Notes - Discount	(349)	(3,624)
Senior Secured Notes - Net of discount	13,551	23,146

Convertible Senior Notes - Principal	40,000	40,000
Convertible Senior Notes - Discount	(9,104)	(12,043)
Convertible Senior Notes - Net of discount	30,896	27,957

Subordinated Notes	47,330	47,330
Total debt	91,777	98,433

Less: current portion	(13,551)	(10,177)
Total long-term debt	$78,226	$88,256

10.00% Senior Secured Notes due 2017

The Senior Secured Notes were issued under the Securities Purchase Agreement, dated February 21, 2012 and will mature on February 21, 2017.  The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries.  Subject to certain adjustments set forth in the Securities Purchase Agreement, interest on the Senior Notes accrues at 10% per annum as of March 1, 2014, payable quarterly in cash. Amendment No. 5 to the Securities Purchase Agreement, dated March 28, 2013 (“Amendment No. 5”), stated that the interest rate would increase from 8% per annum to 10% per annum effective March 1, 2014 if the Senior Notes were not prepaid to zero by February 28, 2014. The balance outstanding on the Senior Secured Notes was $15 million as of February 28, 2014 and therefore the interest rate increased to 10% per annum.

Effective as of February 24, 2015, the Company entered into Amendment No. 7 to the Securities Purchase Agreement. Prior to Amendment No. 7, the Securities Purchase Agreement provided that each holder of Senior Secured Notes had the right, beginning on February 21, 2015, to give notice to the Company, requiring the Company to repurchase up to 100% of such Purchaser’s Senior Secured Notes at par plus accrued and unpaid interest (the “Senior Secured Notes Put Option”). The Company would have had 60 days after such notice to repurchase any such Senior Secured Notes.  Amendment No. 7 amended the Securities Purchase Agreement to delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from February 21, 2015 to March 23, 2015).  Amendment No. 7 also contains a corresponding decrease from 60 days to 30 days of the time period afforded to the Company to complete the repurchase of the Senior Secured Notes of any holder that exercises its rights in accordance with the terms of Senior Secured Notes Put Option.  See “Liquidity and cash flow” above for a discussion of the status of the Senior Secured Notes Put Option.

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

The Company may not redeem the Convertible Senior Notes prior to August 1, 2015. Beginning August 1, 2015, the Company may redeem for cash all or part of the Convertible Senior Notes if the last reported sale price of its common stock equals or exceeds 150% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

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

On February 24, 2014, the Company entered into Exchange Agreements (the “Exchange Agreements”) to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by the Subordinated Note Modification Agreements with each of the Subordinated Note Holders (the “Modification Agreements”) on January 19, 2015.  The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.

See “Note 9 — Long-Term Debt” for more details.

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

Recent Accounting Standards

The adoption of recent accounting standards had no significant impact on our financial position, results of operations, cash flows or disclosures. See “Note 3 — Summary of Significant Accounting Policies” in the consolidated financial statements for additional details.

Related Party Transactions

We have significant related party transactions. See “Note 13 — Related Party Transactions” in the consolidated financial statements.

Critical Accounting Policies

See “Note 3 — Summary of Significant Accounting Policies” in the consolidated financial statements.

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

Our policy is to issue new shares for the exercise of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  Stock grants are approved by the Compensation Committee. To date, both restricted stock awards and restricted stock options have been granted under the ZaZa Energy Corporation 2012 Long Term Incentive Plan (the “Plan”). Unless otherwise provided in the award agreement, each restricted stock award and restricted stock option granted under the Plan shall vest such that one-third of the original number of shares of common stock granted shall vest as of each anniversary of the date of grant. Stock awards granted as Short term Incentive awards can vest anywhere between immediately and one year. The maximum term of any award is three years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firms and Consolidated Financial Statements are set forth beginning on page F-1 of this Annual Report on Form 10-K and are included herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

ZaZa’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

During the three month period ended December 31, 2014, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is elected at each of our annual meetings by a plurality of the votes present in person or represented by proxy.  Each director is elected to hold office for a one year term and thereafter until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Pursuant to the stockholders’ agreement (the “Stockholders’ Agreement”) entered into as part of the Combination on February 21, 2012 and our amended and restated bylaws, our board of directors consisted of nine members, and the three former members of ZaZa LLC (the “ZaZa LLC Members”) were entitled to designate a proportional number of directors to the board of directors (but not more than seven) based upon the ZaZa LLC Members’ (and their permitted transferees’) percentage ownership of ZaZa.  The ZaZa LLC Members also agreed to vote their common shares to uphold the provisions of the Stockholders’ Agreement.  These nominating and voting requirements ceased on February 21, 2015 in accordance with the Stockholders’ Agreement.  There are currently three vacancies on the board of directors.

Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

Todd A. Brooks, age 40. Mr. Brooks has led the Company and its predecessors for five years, serving as the Company’s President & Chief Executive Officer (from July 2012), Executive Director (from February 2012) and Managing Partner of ZaZa LLC (from March 2009 to February 2012). He co-founded ZaZa LLC with personal capital contributions in 2009 and originated its first-mover strategy of identifying new unconventional shale trends. This strategy has resulted in ZaZa LLC and the Company entering into shale joint ventures with several of the largest exploration and production companies in the United States. Mr. Brooks also is the principal of Neuhaus Brooks Investments, LLC, a company focused on making energy investments in multiple geographic regions.

Mr. Brooks graduated from Vanderbilt University in 1997 with a degree in Economics. Immediately thereafter, he earned a Doctor of Jurisprudence from South Texas College of Law in 2000. From 2000 to 2003, Mr. Brooks worked as a Production Analyst for L.J. Melody and Co., a Houston-based investment bank. Prior to founding ZaZa LLC, Mr. Brooks worked in the field as a land man for OGM Land from 2004 until 2006, where he delivered title work and negotiated oil & gas leases on behalf of OGM’s clients in East Texas, Arkansas, and the Gulf Coast. In 2006, Mr. Brooks became trustee for his family’s mineral trusts. Mr. Brooks brings to the board and executive team his experience of leading the Company through multiple shale JVs over the last five years and the capability to originate new ventures through an early mover strategy informed by his experience in shale play evaluations, lease acquisitions, and capital markets.

Travis H. Burris, age 53. Mr. Burris has served as a director of ZaZa since the Combination. From April 2008 to the present, Mr. Burris has been a director of Forbes Energy Services, an oilfield services company, where he has served as a member of the Audit Committee and as the Chairman of the Compensation Committee of the board of directors. Mr. Burris also serves as the Chairman of the Board for several private companies, including: Agrow Credit Corporation, Inc., where he has been a director since 1995; Cash Box Pawn, Inc., where he has been a director since 2000; Producers Ag Finance, where he has been a director since 2001; and Resonant Finance, where he has been a director since 2007. Mr. Burris’ past service on boards of director includes service as the Chairman of the Board of Falfurrias State Bank from 2001 to 2010, as a director of Mesquite Helicopter Service, Inc. from 1994 to 2008, as a director of Mesquite Aviation from 1998 to 2008, as a director of Resonant Technology since 2006, and, from 1990 to 2007, as the founder and Chairman of the Board of Alice Loan Company, a real estate development company. In addition, as a serial entrepreneur, Mr. Burris has been President, Chief Executive Officer and a director of Texas Champion Bank since 1987, Founder, and President of G. and G. Loan Company since 1991, and has significant ownership stakes in various ranching and real estate investment businesses. Mr. Burris received a Bachelor of Business Administration degree in Finance from Texas A&M University in 1983. Mr. Burris’ experience as a director at numerous businesses including those in the oilfield services and banking industries provides him with valuable expertise as a director of ZaZa. Mr. Burris has been appointed by the board of directors to serve as the chairman of the Audit Committee and as the chairman of the Compensation Committee of our board of directors.

John E. Hearn, Jr., age 56. Mr. Hearn has served as a director of ZaZa since the Combination. From 1984 until 1990, Mr. Hearn was a staff geologist and then a member of the Major Play Exploration Team with Texas Oil & Gas in Corpus Christi. Mr. Hearn founded Lara Energy Inc. in 1991. Mr. Hearn formed ZaZa LLC in 2009 with Messrs. Brooks and Kearby. Mr. Hearn managed ZaZa LLC’s technical team and evaluated drilling during development for ZaZa LLC in the Eagle Ford shale. Mr. Hearn received a Bachelor of Science Degree in Geology in 1980 from the University of Houston. Mr. Hearn brings to the board of directors more than 30 years of technical background and experience in the oil and gas industry.

Gaston L. Kearby, age 53. Mr. Kearby has served as a director of ZaZa since the Combination. Mr. Kearby founded Omega Energy Corp. in 1988 (currently named Omega Energy, LLC) and today serves as its President and Chief Executive Officer. Omega is a privately held, Corpus Christi-based oil and gas company that owns a portfolio of interests in operated and non-operated oil and gas properties in Texas and adjoining states. Mr. Kearby began his career in the oil and gas industry in 1984, buying and selling drilling pipe to oil well operators in south Texas. Over time, his business expanded to include capping, salvaging and reselling drilling pipe reclaimed from unproductive wells, as well as purchasing and operating existing wells. In 2009, Mr. Kearby founded ZaZa with Messrs. Brooks and Hearn to pursue opportunities in the emerging Eagle Ford shale and elsewhere. While Mr. Kearby’s experience has been primarily focused in oil and gas operations in south Texas, his experience includes overseeing production operations spanning a large part of North America. Mr. Kearby’s depth of experience in evaluating, acquiring, enhancing and operating existing production wells is valuable to the board of directors of ZaZa.

A. Haag Sherman, age 49. Mr. Sherman has served as a director of ZaZa since his appointment on December 7, 2012.  Mr. Sherman has served as Chief Executive Officer and Chief Investment Officer of Tectonic Advisors LLC, a registered investment advisor, and affiliates since February 2015.  In addition, Mr. Sherman is a private investor and co-owner of an energy services company and serves on the boards of directors of the following public companies: Hilltop Holdings, Inc. (NYSE:HTH) and Miller Energy Resources, Inc. (NYSE: MILL).  Prior thereto, Mr. Sherman co-founded and served in various executive positions (including Chief Executive Officer and Chief Investment Officer) of Salient Partners, L.P., a Houston based investment firm.  In addition, he previously served as an executive officer and partner of The Redstone Companies where he, among other things, managed a private equity portfolio.  Mr. Sherman is a cum laude graduate of Baylor University and is an honors graduate of the University of Texas School of Law, where he currently serves as an adjunct professor of law.  Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP and was an auditor at Price Waterhouse, a public accounting firm.  Mr. Sherman is an attorney and certified public accountant, in each case licensed in the State of Texas.

Herbert C. Williamson, III, age 66. Mr. Williamson has served as a director of ZaZa since the Combination and previously served as a director of Toreador from January 2006 until the Combination. He is a private investor and has significant oil and gas experience with a strong focus on international activities. From July 2001 to June 2002, he was a part-time consultant to Petrie Parkman and Company for new business development. From April 1999 through July 2001 he was a Director and Interim Chief Financial Officer of Merlon Petroleum Company. From October 1998 through April 1999 he was a Director and Chief Financial Officer of Seven Seas Petroleum. From 1995 through 1998 he was a Director in the Energy Group of Credit Suisse. From 1985 until 1995, he was Vice Chairman and Executive Vice President at Parker & Parsley Petroleum Company. Mr. Williamson was awarded an MBA degree from Harvard Business School in 1977 and a BA degree from Ohio Wesleyan University in 1970. He also serves as a director of Merlon International, a private oil and gas exploration company with primary operations in onshore Egypt, and as a director of Eagle Rock Energy Partners, LLC, a domestic U.S. midstream and upstream oil and gas company. Mr. Williamson brings to the Board of Directors extensive industry experience as an executive and a consultant with a focus on finance, investment banking and general management. Mr. Williamson has been elected as non-executive chairman of our board of directors and appointed by the board of directors to serve as the chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of our board of directors.

CORPORATE GOVERNANCE

Management of ZaZa Energy Corporation

Our directors and officers manage our operations and activities. Other than through their ability to elect our directors as described below, stockholders will not be entitled to directly or indirectly participate in our management or operation.

Our amended and restated bylaws currently provide for a board of directors containing nine members. We currently have three vacancies on our board of directors. The board of directors believes that its current composition puts the Company in a position to achieve its goals and does not currently intend to seek to fill these vacancies.

We do not have a staggered board.  Our stockholders are entitled to annually elect all of our directors.  Directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2014, our board of directors held 28 meetings. Each of our directors attended at least 75% of the total number of meetings of the board of directors and the total number of meetings held by all committees of the Board on which such member served. It is the policy of our board of directors to encourage directors to attend each meeting of stockholders.

Director Independence

Our board of directors has an Audit Committee of three directors who meet the independence and experience standards established by the NASDAQ Capital Market, or NASDAQ, and the Securities Exchange Act of 1934, as amended, or Exchange Act. The Audit Committee Charter sets forth the responsibilities of the Audit Committee, which include: (i) selecting, evaluating and reviewing the independence of and approving services provided by our independent registered public accounting firm, (ii) reviewing the conduct of the audit, (iii) resolving disagreements between our management and our independent registered public accounting firm, (iv) reviewing critical accounting policies and practices and any proposed changes thereto, (v) reviewing annual reports on Form 10-K and quarterly reports on Form 10-Q prior to filing, and overseeing ZaZa’s procedures with respect to press releases containing information regarding financial performance, (vi) overseeing ZaZa’s internal audit function, (vii) reviewing and assessing the adequacy of ZaZa’s internal control systems, (viii) reviewing and approving (if appropriate) related-party transactions, and (ix) preparing the annual Audit Committee Report.

Three members of our board of directors serve on the Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee include: (i) identifying and assessing persons qualified to become members of the board of directors; (ii) recommending to the board of directors a slate of director nominees for election or reelection at the annual meeting of stockholders, subject to the provisions of our stockholders’ agreement; (iii) recommending to the board of directors persons to fill board of directors and committee vacancies; and (iv) developing and recommending to the board of directors a set of corporate governance principles and making other recommendations to the board of directors relative to corporate governance issues.

Three members of our board of directors serve on the Compensation Committee. The purpose of the Compensation Committee is to assist the board of directors in discharging its responsibilities relating to executive compensation. Pursuant to its charter, the specific functions of the Compensation Committee include: (i) overseeing the compensation of our executive officers; and (ii) overseeing the administration of our compensation and benefit plans with respect to all eligible participants, including stock incentive plans and predecessor and related plans, pension, retirement and profit sharing plans, and any other plans that require or provide for approval or administration by the board of directors.

The board annually reviews all relevant business relationships any director may have with the Company and the independence standards established by the NASDAQ. As a result of its annual review and nomination process, the board has determined that none of Messrs. Burris, Sherman and Williamson has a material relationship with the Company and, as a result, such directors are determined to be independent.

Independent members of the board of directors serve as the members of the Audit (Messrs. Burris (chairman), Sherman and Williamson), Compensation (Messrs. Burris (chairman), Sherman and Williamson) and Nominating and Corporate Governance (Messrs. Williamson (chairman), Sherman and Burris) Committees.

The Audit Committee met five times, the Compensation Committee met five times, and the Nominating and Corporate Governance Committee met four times during 2014.

Leadership Structure of the Board

The functions performed by the chief executive officer and chairman of the board are currently performed by separate individuals. Todd A. Brooks, chief executive officer, is responsible for the development of the long-term strategies of the Company for board consideration and approval; for the implementation of such strategies; and for all aspects of managing our operations and profitability. Mr. Williamson, chairman of the board, focuses his attention on board and committee matters, including setting the board’s agenda with Mr. Brooks, and is the principal liaison between the independent directors and Mr. Brooks.

As prescribed by our amended and restated bylaws, the chairman of the board of directors has the power to preside at all meetings of the board. Mr. Williamson serves as Chairman of our board.

The Nominating and Corporate Governance Committee believes that Mr. Williamson’s extensive industry experience as an executive and consultant with a focus on finance, investment banking and general management makes him the appropriate leader of the board.

Risk Oversight

While it is the job of management to assess and manage our risk on a day-by-day basis, the board and its Audit Committee (each where applicable) discuss the guidelines and policies that govern the process by which risk assessment and management is undertaken and evaluate reports from various functions with the management team on risk assessment and management. The board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters. The Audit Committee assists the board in oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements including those related to the health, safety and environmental performance of the Company. The Audit Committee also reviews and assesses the performance of our internal audit function and our independent auditors. The board receives regular reports from the Audit Committee. We do not believe that the board’s role in risk oversight has an effect on the board’s leadership structure.

Evaluation of Compensation Risk

Our Compensation Committee has reviewed our employee compensation programs and overall compensation structure and internal controls. There are several design features of our compensation policy that reduce the likelihood of excessive risk-taking:

•                  our compensation policy is designed to provide a balanced mix of cash and equity and short and long-term incentives;

•                  the potential payouts pursuant to our annual equity incentives are subject to reasonably set maximum limits;

•                  internal controls are in place to assure that payments and awards are consistent with actions approved by the Compensation Committee.

Taking into consideration the factors above, the Compensation Committee does not believe that there is a reasonable likelihood that the Company’s compensation policy could have a material adverse effect on the Company.

Audit Committee

The Audit Committee is currently composed of Messrs. Burris (Chairman), Sherman and Williamson. The board has determined that each of Messrs. Burris, Sherman and Williamson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Please see the biographies for Messrs. Burris and Williamson in this Proxy Statement for information on their experience and education which qualifies them as “audit committee financial experts.”

A copy of the Audit Committee Charter is available on our website at www.zazaenergy.com.

The purpose of the Audit Committee is to (i) oversee our accounting and financial reporting processes, (ii) oversee the audit of our financial statements, (iii) review our compliance with legal and regulatory requirements, (iv) review our independent auditor’s qualifications and independence, and (v) review the performance of our independent auditors.

Compensation Committee

The Compensation Committee is currently composed of Messrs. Burris (Chairman), Sherman and Williamson.

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

Nominating and Corporate Governance Committee

Membership

The Nominating and Corporate Governance Committee is currently composed of Messrs. Burris, Sherman and Williamson (Chairman).

A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.zazaenergy.com.

The functions of the Nominating and Corporate Governance Committee include: (i) identifying and assessing persons qualified to become members of the board of directors; (ii) recommending to the board of directors a slate of director nominees for election or reelection at the annual meeting of stockholders, subject to the provisions of our stockholders’ agreement; (iii) recommending to the board of directors persons to fill board of directors and committee vacancies; and (iv) developing and recommending to the board of directors a set of corporate governance principles and making other recommendations to the board of directors relative to corporate governance issues.

Code of Conduct

Our code of ethics, entitled the ZaZa Energy Corporation Code of Conduct (the “Code of Conduct”), applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Conduct is publicly available on our website at www.zazaenergy.com. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

MANAGEMENT

Executive Officers

The following table shows information for our current executive officers.

Name	Age	Position
Todd A. Brooks	40	Executive Director, President & Chief Executive Officer
S. Scott Gaille	45	Chief Compliance Officer, General Counsel & Corporate Secretary
Paul F. Jansen	36	Chief Financial Officer

Todd A. Brooks, age 40. Mr. Brooks has led the Company and its predecessors for five years, serving as the Company’s President & Chief Executive Officer (from July 2012), Executive Director (from February 2012) and Managing Partner of ZaZa LLC (from March 2009 to February 2012). He co-founded ZaZa LLC with personal capital contributions in 2009 and originated its first-mover strategy of identifying new unconventional shale trends. This strategy has resulted in ZaZa LLC and the Company entering into shale joint ventures with several of the largest exploration and production companies in the United States. Mr. Brooks also is the principal of Neuhaus Brooks Investments, LLC, a company focused on making energy investments in multiple geographic regions.

Mr. Brooks graduated from Vanderbilt University in 1997 with a degree in Economics. Immediately thereafter, he earned a Doctor of Jurisprudence from South Texas College of Law in 2000. From 2000 to 2003, Mr. Brooks worked as a Production Analyst for L.J. Melody and Co., a Houston-based investment bank. Prior to founding ZaZa LLC, Mr. Brooks worked in the field as a land man for OGM Land from 2004 until 2006, where he delivered title work and negotiated oil & gas leases on behalf of OGM’s clients in East Texas, Arkansas, and the Gulf Coast. In 2006, Mr. Brooks became trustee for his family’s mineral trusts. Mr. Brooks brings to the board and executive team his experience of leading the Company through multiple shale JVs over the last five years and the capability to originate new ventures through an early mover strategy informed by his experience in shale play evaluations, lease acquisitions, and capital markets.

S. Scott Gaille, age 45. Mr. Gaille is the Chief Compliance Officer, General Counsel & Corporate Secretary for ZaZa Energy Corporation. He has served as the Chief Compliance Officer of ZaZa since March of 2012. In that capacity, he is the chief legal officer of the corporation and is responsible for the Company’s legal matters. Mr. Gaille also is Adjunct Professor of Management at Rice University’s Graduate School of Business and Lecturer in Law at the University of Chicago Law School.

Mr. Gaille founded his family office, The Gaille Group, in 2007 and serves as a director and/or executive with several of its investments and ventures. Mr. Gaille was Co-Founder, Managing Director & General Counsel of Sequent Asset Management, LLC (from July 2008 to December 2012) and a principal of Sequent Petroleum Management, LLC (from February 2011 to August 2012). He served as President of Brenham Oil & Gas Corp. (OTC:BRHM) from February 2010 to September 2012 (and also of its holding company, American International Industries, from June 2011 to September 2012). With ZaZa’s consent, he continues to serve as a Director of Brenham. From August 2007 to December 2010, Mr. Gaille was President of West & East Africa Development, LLC, a company that acquired and divested oil and gas exploration concessions in Africa.

Prior to starting his family office in 2007, Mr. Gaille was Director—Business Development for Occidental Oil & Gas Corporation, having held a series of legal and business development positions of increasing responsibility during his tenure at Oxy. Previously, Mr. Gaille practiced law in the Energy Section of Vinson & Elkins LLP and as a Judicial Clerk to the Honorable J. Harvie Wilkinson, III, Chief Judge of the United States Court of Appeals for the Fourth Circuit. He holds a Doctor of Law with High Honors from the University of Chicago and a Bachelor of Arts degree in Government with High Honors from the University of Texas at Austin, where he was elected to Phi Beta Kappa.

Paul F. Jansen, age 36. Mr. Jansen joined the Company on March 27, 2013 and currently serves as the Company’s Chief Financial Officer. Mr. Jansen leads the financial, accounting, planning, treasury, tax, investor relations, marketing and information technology functions. Prior to joining the Company, Mr. Jansen served as Controller and Chief Accounting Officer for Crimson

Exploration Inc. between January 2012 and March 2013. Mr. Jansen was with PricewaterhouseCoopers LLP serving clients in the oil and gas industry in the United States and Europe from 2002 to 2012, most recently as a Senior Manager.

Mr. Jansen is a contributing editor to the 7th Edition of the “Petroleum Accounting: Principles, Procedures & Issues” text book and co-publisher of “A note on transition stock return behavior” (Applied Economics Letters 2004).

Mr. Jansen received a Master of Science degree in Economics from Maastricht University in Maastricht, the Netherlands, and is a Certified Public Accountant in the State of Texas and the equivalent of a Certified Public Accountant in the Netherlands.

Employment Agreements

Todd A. Brooks

On September 11, 2012, the Company entered into an employment agreement with Mr. Brooks.  On June 24, 2014, the Company and Mr. Brooks entered into an amendment to his employment agreement. Under his employment agreement, as amended, Mr. Brooks receives an annual salary of $1.00 until June 2, 2016 at which point it will revert to $525,000 (the “2016 Base Salary”).  Mr. Brooks also receives reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the Company, including paid time off and coverage under the Company’s D&O insurance policy. Mr. Brooks is also entitled to receive an annual short term incentive payment based upon the accomplishment of certain achievement goals determined annually and a long term incentive payment based upon the accomplishment of certain achievement goals for each fiscal year.  Criteria for Mr. Brooks’ short-term incentive payments and long-term incentive payments are further described under the section titled “Executive Compensation.”

Under Mr. Brooks’ employment agreement, as amended, upon the occurrence of a “Change of Control,” the Company shall pay to Mr. Brooks an amount in cash equal to three times his target short-term incentive award and any unvested long-term incentive option award will become immediately vested, and a long-term incentive bonus will be paid, using the share price as of the Change of Control for calculation purposes.  If Mr. Brooks is terminated within one year of a “Change of Control” (i) without “Cause,” (ii) in connection with the expiration of his employment agreement, or if Mr. Brooks terminates his employment agreement with or without Good Reason, Mr. Brooks shall be entitled to the benefits described in the preceding sentence plus (a) his “Accrued Obligations,” which consist of any unpaid base salary, unpaid expenses, and certain other benefits, (b) a lump-sum equal to two times his 2016 Base Salary, (c) a long-term incentive award the target level for any year(s) for which an LTI Award has not yet been determined and awarded, including a pro-rated LTI Award for such partial year at the target level and (d) the continuation of health benefits for Mr. Brooks and his family during the severance term.

If Mr. Brooks’ employment is terminated due to his death or disability, Mr. Brooks or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment in cash of any unpaid target short-term incentive award, including the pro-rated portion of any target short-term incentive award for the portion of the year he worked for the Company prior to his termination, (iii) immediate vesting of any unvested long-term incentive option award and in exchange for such options, a cash payment by the Company equal to the greater of (A) the dollar value of the unexercised options on the date of termination using the Black-Scholes assumptions set forth in the employment agreement or (B) the dollar value of the number of unexercised options on the date of termination multiplied by the difference between the closing share price of the Common Stock of the Company on NASDAQ on the date of termination and the applicable strike price; (iv) immediate vesting of any unvested long-term incentive plan bonus, the value of which will be determined as of the date of death or disability and will be the greater of the target long-term incentive plan bonus or the value of the long-term incentive plan bonus as calculated by applying the terms, conditions, performance metrics, and multipliers described in the employment agreement as of the date of termination due to death or disability; (v) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance and (vi) continuation and/or payment of Mr. Brooks and his dependents’ medical insurance premiums for 18 months following termination.

If Mr. Brooks is terminated by the Company for Cause, he shall be entitled to receive only the Accrued Obligations. Any previously awarded but unvested nonqualified stock options, common shares and cash portion of any long-term incentive bonus as of the date of termination shall be cancelled.

If Mr. Brooks’ employment agreement expires or if he is terminated without Cause, or if Mr. Brooks terminates his employment with “Good Reason,” he shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment of any short-term incentive payment due to Mr. Brooks, including the pro-rated portion of any short term incentive payment due to him during the portion of the year he worked for the Company prior to his termination, (iii) immediate vesting of any unvested long-term incentive option award and in exchange for such options, a payment by the Company equal to the greater of (A) the value of the unexercised options on the date of termination using the Black-Scholes assumptions set forth in the employment agreement or (B) the value of the number of unexercised options on the date of termination multiplied by the difference between the closing share price of the Common Stock of the Company on the date of termination and the applicable strike price; (iv) immediate vesting of any unvested long-term incentive plan bonus, the value of which will be the greater of the target long-term incentive plan bonus or the value of the long-term incentive plan bonus as calculated by applying the terms, conditions, performance metrics, and multipliers described in the employment agreement as of the date of termination; (v) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance; (vi) payment of the 2016 Base Salary and target short-term incentive awards payable in cash in equal installments during the severance term; (vii) continuation and/or payment of Mr. Brooks and his dependents’ medical insurance premiums during the severance term plus any tax gross-up payments that may be required and (viii) up to $20,000 in outplacement expenses for the employee.

If Mr. Brooks terminates his employment without Good Reason, he will be entitled to receive only the Accrued Obligations.  Any previously awarded but unvested nonqualified stock options, common shares and cash portion of any long-term incentive bonus as of the date of termination shall be cancelled.

Scott Gaille

On October 3, 2012, the Company entered into an employment agreement with Mr. Gaille and amended the employment agreement on November 8, 2013 and August 12, 2014. Under his employment agreement, as amended, Mr. Gaille receives an annual salary of $360,500 with a 3% annual cost of living adjustment.  Mr. Gaille also receives reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the Company, including paid time off and coverage under the Company’s D&O insurance policy.  Additionally, the Chief Executive Officer of the Company will have the ability to defer payment of all of Mr. Gaille’s base salary for up to a year during times of fiscal need of the Company at an interest rate of 8%.  Mr. Gaille is also entitled to receive an annual short term incentive payment and a long term incentive payment as further described under the section titled “Executive Compensation.”

Under Mr. Gaille’s employment agreement, as amended, upon the occurrence of a “Change of Control,” the Company shall pay to Mr. Gaille an amount in cash equal to three times his target short-term incentive award and immediately vest any unvested long-term incentive award.  If Mr. Gaille is terminated within one year of a “Change of Control” (i) without “Cause,” (ii) in connection with the expiration of his employment agreement, or if Mr. Gaille terminates his employment agreement with or without Good Reason, Mr. Gaille shall be entitled to the benefits described in the preceding sentence plus (i) his “Accrued Obligations,” which consist of any unpaid base salary, unpaid expenses, and certain other benefits, (ii) a lump-sum equal to two times his base salary, (iii) a long-term incentive award the target level for any year(s) for which an LTI Award has not yet been determined and awarded, including a pro-rated LTI Award for such partial year at the target level and (iv) continuation or payment of Mr. Gaille and his dependents’ medical insurance premiums during the 24-month severance term.

If Mr. Gaille’s employment is terminated due to his death or disability, Mr. Gaille or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment, in cash or shares of common stock, of any short term incentive payment due to Mr. Gaille, including the pro-rated portion of any short term incentive payment due to him during the portion of the year he worked for the Company prior to his termination, (iii) immediate vesting of any unvested long-term incentive award; (iv) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance and (vi) continuation and/or payment of Mr. Gaille and his dependents’ medical insurance premiums for 18 months following termination.

If Mr. Gaille is terminated by the Company for “Cause,” he shall be entitled to receive only the Accrued Obligations. Any previously awarded but unvested nonqualified stock options and common shares as of the date of termination shall be cancelled.

If Mr. Gaille’s employment agreement expires or if he is terminated without Cause, or if Mr. Gaille terminates his employment with “Good Reason,” he shall be entitled to receive: (i) the Accrued Obligations; (ii) the payment (in cash or common shares) of any unpaid target short-term incentive award, including the pro-rated portion of any target short-term incentive award for the portion of the year he worked for the Company prior to his termination; (iii) immediate vesting of any unvested long-term incentive award; (iv) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined and awarded, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance; (v) payment of the base salary and target short-term incentive awards payable in cash or common shares in equal installments during the 24-month severance term; (vii) continuation or payment of Mr. Gaille and his dependents’ medical insurance premiums during the 24-month severance term plus any tax gross-up payments that may be required and (viii) up to $20,000 in outplacement expenses for the employee.

If Mr. Gaille terminates his employment without Good Reason, he will be entitled to receive only the Accrued Obligations.  Any previously awarded but unvested nonqualified stock options and common shares as of the date of termination shall be cancelled.

Paul F. Jansen

On March 13, 2013, the Company entered into an employment agreement with Mr. Jansen and amended the employment agreement on August 12, 2014. Under his employment agreement, Mr. Jansen receives an annual salary of $365,000 and reimbursement of business expenses, health benefits, eligibility to participate in retirement plans, and certain benefits available to other senior executives of the Company, including paid time off and coverage under the Company’s D&O insurance policy.

Mr. Jansen is also entitled to receive an annual short term incentive payment and a long term incentive payment as further described under the section titled “Executive Compensation.”

Under Mr. Jansen’s employment agreement, as amended, upon the occurrence of a “Change of Control,” the Company shall pay to Mr. Jansen an amount in cash equal to three times his target short-term incentive award and immediately vest any unvested long-term incentive award.  If Mr. Jansen is terminated within one year of a “Change of Control” (i) without “Cause,” or (ii) or if Mr. Jansen terminates his employment agreement with or without Good Reason, Mr. Jansen shall be entitled to the benefits described in the preceding sentence plus (a) his “Accrued Obligations,” which consist of any unpaid base salary, unpaid expenses, and certain other benefits, (b) a lump-sum equal to two times his base salary, (b) a long-term incentive award the target level for any year(s) for which an LTI Award has not yet been determined and awarded, including a pro-rated LTI Award for such partial year at the target level and (c) continuation or payment of Mr. Jansen and his dependents’ medical insurance premiums during the 24-month severance term.

If Mr. Jansen’s employment is terminated due to his death or disability, Mr. Jansen or his estate or beneficiaries shall be entitled to receive: (i) the Accrued Obligations, (ii) the payment of any short term incentive payment due to Mr. Jansen, including the pro-rated portion of any short term incentive payment due to him during the portion of the year he worked for the Company prior to his termination, (iii) immediate vesting of any unvested long-term incentive award; (iv) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance and (vi) continuation and/or payment of Mr. Jansen and his dependents’ medical insurance premiums for 18 months following termination.

If Mr. Jansen is terminated by the Company for “Cause,” he shall be entitled to receive only the Accrued Obligations. Any previously awarded but unvested common shares as of the date of termination shall be cancelled.

If Mr. Jansen is terminated without Cause, or if Mr. Jansen terminates his employment with “Good Reason,”  he shall be entitled to receive: (i) the Accrued Obligations; (ii) the payment (in cash or common shares) of any unpaid target short-term incentive award, including the pro-rated portion of any target short-term incentive award for the portion of the year he worked for the Company prior to his termination; (iii) immediate vesting of any unvested long-term incentive award; (iv) long-term incentive plan award at target level for any year(s) for which an award has not yet been determined and awarded, including a pro-rated long-term incentive plan award for such partial year at target level and that is immediately vested upon issuance; (v) payment of the base salary and target short-term incentive awards payable in cash or common shares in equal installments during the 24-month severance term; (vii) continuation or payment of Mr. Jansen and his dependents’ medical insurance premiums during the 24-month severance term plus any tax gross-up payment that may be required and (viii) up to $20,000 in outplacement expenses for the employee.

If Mr. Jansen terminates his employment without Good Reason, he will be entitled to receive only the Accrued Obligations.  Any previously awarded but unvested common shares as of the date of termination shall be cancelled.

Severance and Change in Control Arrangements

As described above, the employment agreements provide certain benefits and compensation to our NEOs in the event of certain terminations from employment, including in connection with a change in control. These benefits are described in greater detail above.

On December 18, 2014, Kevin Schepel notified the Company of his decision to resign as the Chief Geoscience and Technology Officer of the Company in order to pursue an opportunity with one of EnCap Investments’ portfolio companies.  Mr. Schepel continued to perform his duties as Chief Geoscience and Technology Officer of the Company until January 27, 2015.  Until the date of his termination of employment, Mr. Schepel had an effective employment agreement with the Company that was entered into on April 22, 2013 and amended on August 14, 2014.  Under Mr. Schepel’s employment agreement, as amended, he was not entitled to receive, and did not receive, any termination or severance benefits because he terminated his employment without “Good Reason.”  Mr. Schepel only received his unpaid base salary, unpaid expenses, and certain other accrued benefits through February 6, 2015.  Because of his voluntary termination of employment, Mr. Schepel will not be eligible to receive any STI Award or LTI Award.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, executive officers and persons who own more than 10% of our common stock (collectively “Section 16 Persons”) to file initial reports of ownership (Forms 3) and reports of changes in ownership of common stock (Forms 4 and Forms 5) with the SEC as well as provide copies of the reports to the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations from each Section 16 Person, except as disclosed below, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its Section 16 Persons were met.

Scott Gaille failed to timely file one Statement of Changes in Beneficial Ownership on Form 4. Mr. Gaille filed the Form 4 on January 22, 2014.

Kevin J. Schepel failed to timely file one Statement of Changes in Beneficial Ownership on Form 4. Mr. Schepel filed the Form 4 on August 18, 2014.

Paul F. Jansen failed to timely file one Statement of Changes in Beneficial Ownership on Form 4. Mr. Jansen filed the Form 4 on February 17, 2015.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation of the named executive officers for the year ending December 31, 2014. The named executive officers are the Company’s chief executive officer and two other most highly compensated officers in the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Todd Brooks	2014	248,366	—	3,700,439		1,688,080	—	57,169	(2)	5,694,054
Chief Executive Officer & President	2013	525,000	—	1,630,000		—	525,000	225,617	(3)	2,905,617

Scott Gaille	2014	360,217	561,973	1,052,703		—	—	57,469	(4)	2,032,362
Chief Compliance Officer, General Counsel & Corporate Secretary	2013	350,000	—	558,125	(5)	—	175,000	104,246	(6)	1,187,371

Kevin Schepel	2014	396,000	—	1,124,443		—	—	58,453	(7)	1,578,896
Chief Geoscience and Technology Officer	2013	255,877	255,935	271,721		—	—	42,621	(8)	826,154

(1)                                 For a discussion of assumptions made in the valuation of stock awards, please read “Note 4—Summary of Significant Accounting Policies—Stock-Based Compensation” to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)                                 Includes auto reimbursement $15,000, 401(k) employer matching contribution $15,300, and insurance premiums $26,869.

(3)                                 Includes auto reimbursement $13,750, 401(k) employer matching contribution $15,300, infant care reimbursement $56,955, pay-out of unused vacation $93,263 and insurance premiums $24,279.

(4)                                 Includes auto reimbursement $15,000, insurance premiums $26,869, and 401(k) employer matching contribution $15,600.

(5)                                 Includes a portion of Mr. Gaille’s STI Award, which was paid in an award of common shares.

(6)                                 Includes auto reimbursement $15,000, child care reimbursement $5,350, pay-out of unused vacation $43,666, insurance premiums $18,484, and 401(k) employer matching contribution $15,300.

(7)                                Includes housing reimbursement $13,584, auto reimbursement $2,400, insurance premiums $26,869, and 401(k) employer matching contribution $15,600.

(8)                                 Includes auto reimbursement $2,400, insurance premiums $24,921, and 401(k) employer matching contribution $15,300.

Annual Short-Term Incentive Awards

We have historically utilized, and expect to continue to utilize, performance-based annual cash incentive awards (“STI Awards”) to reward achievement of specified performance goals for the company as a whole with a time horizon of one year or less. We include an annual performance-based cash incentive award as part of our compensation program because we believe this element of compensation helps to:

•                  Motivate key employees to achieve key short-term corporate performance objectives, and

•                  Align the executives’ interests with our stockholders’ interests.

2014 Short-Term Incentive Metrics

The funding levels for 2014 STI Awards are calculated as a percentage of the individual officer’s base salary.  Funding levels for Messrs. Brooks, Jansen and Gaille were targeted as set forth below:

Executive	Base Salary		Target STI	Intermediate STI	Maximum STI
Todd A. Brooks	$525,000	(1)	150%	225%	300%
Paul F. Jansen	$365,000		75%	100%	150%
Scott Gaille	$371,315		75%	100%	150%

(1)                                 Mr. Brook’s annual base salary for 2014 was reduced to $1 effective September 11, 2012, but his STI Award is based upon a base salary of $525,000.

Mr. Gaille’s STI Award will be earned based upon an annual performance rating by the Company’s Chief Executive Officer.  The STI Award for Messrs. Brooks and Jansen are determined by the following performance metrics:

•                  the Company must maintain, or maintain access to, a $5 million minimum cash balance as of the last day of the fiscal year; and

•                  the Company’s production or reserves must grow over the preceding year by the following amounts to obtain the threshold, target or maximum STI, as appropriate:

STI Award Funding Level	Production or Reserve Growth
Target	75% - 99%
Intermediate	100% – 124%
Maximum	125% or more

Any STI Awards to Mr. Brooks are only paid in shares common stock of the Company.  STI Awards to Messrs. Gaille and Jansen may be paid in cash or shares of common stock of the Company, at the election of the Company.

Messrs. Brooks, Jansen and Gaille received their $1,334,813, $412,450 and $561,973 awards as a result of their performance for 2014.  STI Award performance metrics are the same for 2015 as they were in 2014.

Long-Term Equity-Based Incentives

We believe a formal long-term equity incentive program is important and consistent with the compensation programs of the companies in our peer group. We maintain a Long-Term Incentive Plan, or “LTIP”, which permits the grant of our stock, options, restricted stock, restricted stock units, phantom stock, stock appreciation rights and other awards, any of which may be designated as performance awards or be made subject to other conditions, to our NEOs and all other eligible employees. We believe that long-term equity-based incentive compensation is an important component of our overall compensation program because it:

•                  Balances short and long-term objectives;

•                  Aligns the executives’ interests with the long-term interests of our stockholders;

•                  Rewards long-term performance relative to industry peers;

•                  Makes our compensation program market competitive from a total remuneration standpoint within the industry;

•                  Encourages executive retention; and

•                  Gives executives the opportunity to share in our long-term value creation.

Our Compensation Committee has the authority under the LTIP to award incentive equity compensation to our executive officers in such amounts and on such terms as the committee determines appropriate.  Our Compensation has approved the following arrangements for Messrs. Brooks, Jansen and Gaille.

Mr. Brooks’ long-term incentive award is divided into two components.  The first component consisted of a $625,000 grant (based on the Black-Scholes value at the grant date) of non-qualified stock options that will potentially vest ratably over a three-year period.  These options were granted on June 12, 2014.  The second component consists of a long-term incentive bonus (the “Brooks LTI Bonus”), with the target for the Brooks LTI Bonus set at $1,875,000 and the maximum amount of such bonus being $3,750,000, that will be adjusted based on the performance of the Company’s common stock.  The Brooks LTI Bonus for a given year is earned (or lost) over a three-year period depending on the Company’s production or reserves growth during each year of the three-year period.  In the first and second years of the three-year period of a given Brooks LTI Bonus, Mr. Brooks would earn the following bonuses for the corresponding production or reserve growth:

Brooks LTI Bonus — Years 1 and 2	Production or Reserve Growth
$625,000	75% - 100%
$937,500	100% – 119%
$1,250,000	120% or more

In the third year of the three-year period of a given Brooks LTI Bonus, Mr. Brooks would earn the following bonuses for the corresponding production or reserve growth:

Brooks LTI Bonus — Year 3	Production or Reserve Growth
$625,000	50% - 75%
$937,500	75% – 99%
$1,250,000	100% or more

In each year that Mr. Brooks is eligible to earn a Brooks LTI Bonus, the amount of the Brooks LTI Bonus based on production or reserve growth will be adjusted by the ratio of the volume weighted average share price of the Company’s common stock (a) on the date the one-third portion of the Brooks LTI Bonus is earned and (b) on the date such bonus was granted.  The total Brooks LTI Bonus for a given year will be the sum of the amounts earned over the three-year period covered by the Brooks LTI Bonus.  At the discretion of the Compensation Committee, the LTI Bonus, or any portion thereof, will be paid in either cash or common stock.

Messrs. Jansen and Gaille are eligible for awards under the LTIP (“LTI Awards”) based upon equally-weighted performance ratings from the Chief Executive Officer of the Company and the Company’s Compensation Committee.  The funding levels for the LTI Award for each of Messrs. Jansen and Gaille are calculated as a percentage of the individual officer’s base salary.  Funding levels for Messrs. Jansen and Gaille are set forth below

Executive	Base Salary	Target LTI	Maximum LTI
Paul F. Jansen	$365,000	120%	350%
Scott Gaille	$371,315	120%	350%

Performance ratings are based on a scale of A, B, C, D or F with two “C” ratings resulting in the target LTI Award, two “A” ratings resulting in the maximum LTI Award and two “F” ratings resulting in no LTI Award.  Performance ratings in between any of the preceding shall result in an LTI Award that is pro-rated accordingly.

No LTI Award has been awarded yet for 2014 performance to Messrs. Jansen and Gaille as the compensation committee has not yet determined such award.

Setting Executive Officer Compensation

Our Compensation Committee makes all compensation decisions related to our NEOs. For each fiscal year, the President and Chief Executive Officer, along with other members of management, together review our NEOs’ current compensation and make a recommendation to our Compensation Committee on overall compensation structure and individual compensation levels for each executive officer, including themselves.

Our Compensation Committee met numerous times during 2014 to review and discuss executive compensation matters with respect to fiscal years 2014 and 2015. Our Compensation Committee generally intends to target the market 50th percentile for base salary within our peer group and to provide our executive officers with an opportunity to earn up to the market 50th percentile for total compensation, subject to target performance metrics being satisfied. Although our Compensation Committee reviews survey and peer group information from time to time as a frame of reference, ultimately the compensation decisions are qualitative, not quantitative, and take into consideration factors such as the age of the data in the survey, the particular officer’s contribution to our financial performance and condition, as well as such officer’s qualifications, skills, experience and responsibilities. Our Compensation

Committee considers outside factors as well, such as industry shortages of qualified employees for such positions, recent experience in the marketplace, and the elapsed time between the surveys used and when compensation decisions are made. In light of these qualitative and other considerations, the base salary of a particular officer may be greater than or less than the market 50th percentile and total direct compensation may be greater than or less than the market 50th percentile and, in any event, the Compensation Committee recognizes that the compensation of certain of our executive officers continues to build to these targeted levels. The Compensation Committee reviews our executive compensation program on an annual basis.

Benchmarking and Peer Group

Prior to approving compensation for the NEOs in 2014, members of our management team met with our Compensation Committee and selected a group of companies that they consider a “peer group” for executive and director compensation analysis purposes. This peer group was then used for purposes of developing the recommendations presented to our Board of Directors for employment agreements with our NEOs and non-employee Director compensation. The oil and gas companies that comprise this peer group were selected for, among other reasons, because they potentially compete with ZaZa for executive level talent.

The 2014 peer group for compensation purposes consists of:

Abraxas Petroleum Corp	Magnum Hunter Resources Corp.
Approach Resources, Inc.	Matador Resources Company
Carrizo Oil & Gas Inc.	Penn Virginia Corporation
Comstock Resources, Inc.	PetroQuest Energy, Inc.
Crimson Exploration, Inc.	Quicksilver Resources Inc.
Forest Oil Corporation	Rosetta Resources, Inc.
Goodrich Petroleum Corporation	Sanchez Energy Corp.
Halcón Resources Corp.	Swift Energy Co.

Management and the Compensation Committee have compiled compensation data for the peer group from a variety of sources. This compensation data was then used to compare the compensation of our NEOs to the market, generally targeting base salaries for our NEOs at the market 75th percentile of our peer group, and targeting annual cash and long-term incentives so that our NEOs will have the opportunity to realize in future years total compensation up to the 75th percentile of our peer group based on company performance. We continue to use this peer group for 2015 but expect to update it from time to time.

Role of the Compensation Consultant

The Compensation Committee’s charter grants the committee the sole authority to retain, at our expense, outside, independent consultants or experts to assist it in its duties. In 2014, the Compensation Committee did not receive advice from a compensation consultant with respect to compensation in 2014. However, in August 2013, as part of cost-cutting measures, management engaged BDO USA LLP (“BDO”) to advise it with respect to possible methods of reducing the cash portion of executive compensation by increasing the equity component of executive compensation. As a result of this review, which continued into 2014, the Compensation Committee entered into an amendment to the employment agreement of Todd A. Brooks, our Chief Executive Officer and President (the “Brooks Amendment”).  As a result of the Brooks Amendment, the annual salary of Mr. Brooks was reduced to $1 and the short-term and long-term incentives to Mr. Brooks were increased.  For more information on Mr. Brooks’ compensation structure under the Brooks Amendment, see “Management — Employment Agreements — Todd A. Brooks.”

Role of Management in Compensation Process

The Compensation Committee evaluates the performance of Todd A. Brooks, our Chief Executive Officer and President. Mr. Brooks evaluates the performance of our other executive officers and makes recommendations to the Compensation Committee regarding all aspects of their compensation. Scott Gaille, our Chief Compliance Officer, General Counsel and Secretary, and Paul F. Jansen, our Chief Financial Officer, act pursuant to delegated authority to fulfill various administrative functions of the Compensation Committee, such as providing legal, compliance and other updates to the committee and overseeing the documentation of equity awards as approved by the committee. No executive has the authority to establish or modify executive officer compensation.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table shows unvested equity awards outstanding for the named executive officers as of December 31, 2014. Market value is based on the closing market price of ZaZa’s common stock on December 31, 2014 ($2.52 per common share) and all values have been adjusted for the 1-for-10 reverse stock split on August 19, 2014.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have not Vested		Market Value of Shares that have not Vested
Todd A. Brooks	April 11, 2013	(1)	—	—	—	—	21,212	(1)	$53,454
	April 11, 2013	(2)	—	—	—	—	17,647	(2)	$44,470
	May 28, 2014	(3)	—	—	—	—	377,250	(3)	$950,670
	June 12, 2014	(4)	—	316,713	6.30	June 12, 2024	—		—

Kevin Schepel	August 13, 2014	(5)	—	—	—	—	155,956		$393,009

Scott Gaille	April 11, 2013	(6)	—	—	—	—	5,303	(7)	$13,364
	April 11, 2013	(6)	—	—	—	—	9,359	(8)	$23,585
	May 28, 2014	(9)	—	—	—	—	155,956	(9)	$393,009

(1)                                 On April 16, 2014, Mr. Brooks became vested in 21,213 restricted common shares with respect to his award for the 2012 calendar year. An additional 21,212 restricted common shares will vest on April 16, 2015.

(2)           On March 15, 2014, Mr. Brooks became vested in 18,717 restricted common shares with respect to his award for the 2013 calendar year.  An additional 17,647 restricted common shares will vest on March 15, 2015.

(3)                                 On May 28, 2014, Mr. Brooks was granted 377,250 restricted common shares under the Long-Term Incentive Plan. 125,750 of the restricted common shares will vest on May 28, 2015, 125,750 shares will vest on May 28, 2016 and 125,750 shares will vest on May 28, 2017.

(4)                                 On June 12, 2014, Mr. Brooks was awarded options to purchase 316,713 shares of common stock.  The options vest in three annual installments as follows: 105,571 options vest on June 12, 2015, 105,571 options vest on June 12, 2016 and 105,571 options vest on June 12, 2017.

(5)                                 On August 13, 2014, Mr. Schepel was granted 155,956 restricted common shares under the Long-Term Incentive Plan.  51,985 of the restricted shares vest on August 13, 2015, 51,985 of the restricted shares vest on August 13, 2016 and 51,986 of the restricted shares vest on August 13, 2017.  Because Mr. Schepel departed the Company effective February 6, 2015, he forfeited all awards.

(6)                                 Mr. Gaille received a grant of 15,909 restricted common shares on April 11, 2013 with respect to calendar year 2012 and a grant of 14,039 restricted common shares on April 11, 2013 with respect to calendar year 2013.

(7)                                 On April 16, 2014, Mr. Gaille became vested in 5,303 restricted common shares with respect to his award for the 2012 calendar year. An additional 5,303 restricted common shares will vest on April 16, 2015.

(8)                                 On March 15, 2014, Mr. Gaille became vested in 4,680 restricted common shares with respect to his award for the 2013 calendar year. An additional 4,680 and 4,679 restricted common shares will each vest on March 15, 2015 and March 15, 2016 respectively.

(9)                                 On May 28, 2014, Mr. Gaille was granted 155,956 restricted common shares under the Long-Term Incentive Plan.  51,985 of the restricted common shares will vest on May 28, 2015, 51,985 shares will vest on May 28, 2016 and 51,986 shares will vest on May 28, 2017.

DIRECTOR COMPENSATION

Officers or employees of the Company who also serve on our board of directors did not receive additional compensation for their board service in 2014. In accordance with this policy, Todd A. Brooks received no compensation for his service as a director in 2014. Each non-employee director and independent director was entitled to receive an annual retainer of $62,000, other than the non-employee Chairman of the Board, who received an annual retainer of $110,000.  In March 2015, the board modified the cash component of the non-employee director compensation.  As a result of the modification, any non-employee director cash compensation would be accrued but not paid until the Company’s liquidity situation stabilizes.  This modification does not affect the equity component of non-employee director compensation.

Each independent non-employee director receives an annual grant of stock valued at $88,000 ($90,000 for the non-employee Chairman of the Board) generally corresponding to the service period between each annual election of the board members. In accordance with this policy, on August 20, 2014, the board approved grants of 12,055 shares of restricted stock to Mr. Burris and

Mr. Sherman and 12,329 shares of restricted stock to each of Mr. Williamson, the Chairman, with one-third vesting on the grant date, and an additional one-third vesting on each of August 20, 2014 and 2015.

The following table sets forth the aggregate compensation awarded to, earned by or paid to our directors during 2014 except for Mr. Brooks whose compensation is included in the executive compensation summary compensation table.

Director Compensation for the 2014 Fiscal Year

	Year	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Travis H. Burris	2014	87,000	88,002	—	—	—	—	175,002
Gaston L. Kearby	2014	62,000	—	—	—	—	—	62,000
John E. Hearn Jr.	2014	62,000	—	—	—	—	—	62,000
A. Haag Sherman	2014	62,000	88,002	—	—	—	—	150,002
Herbert C. Williamson, III	2014	138,750	90,002	—	—	—	—	228,752

(a)                                 For 2014, Mr. Burris received $25,000 as chairman of the Audit Committee and Compensation Committee and Mr. Williamson received $7,500 for his service as chairman of the Nominating and Corporate Governance Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common shares as of February 28, 2015 for:

•                  each person known by us to be a beneficial owner of 5% or more of our outstanding common stock;

•                  each of our directors;

•                  each named executive officer; and

•                  all directors and executive officers as a group.

The amounts and percentage of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 28, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to community property laws where applicable. Percentage of total common shares beneficially owned is based on 13,291,714 common shares outstanding as of February 28, 2015. Unless otherwise specified, the business address for the beneficial owners listed below is 1301 McKinney Street, Suite 2800, Houston, Texas 77010.

	Common shares Beneficially Owned
	Number	Percentage
Name of Beneficial Owner
Todd A. Brooks(1)(5)	3,075,205	23.1%
Travis H. Burris	27,580	0.2%
Scott Gaille	198,879	1.5%
John E. Hearn, Jr.(2)(5)	2,067,020	15.6%
Paul F. Jansen	68,646	0.5%
Gaston L. Kearby(3)(5)	2,082,020	15.7%
A. Haag Sherman	20,985	0.2%
Herbert C. Williamson, III	40,735	0.3%
All directors and officers as a group(4)	7,581,070	57.0%

(1)                                 Todd A. Brooks is the general partner of FT Trading & Management, LP, which is the direct owner of 5,000 common shares listed in the table above. Todd A. Brooks is also the Trustee of the Todd Alan Brooks Non Exempt Trust, which is the sole member of Blackstone Oil & Gas, LLC (“Blackstone”). Blackstone is the direct owner of 2,082,020 common shares listed in the table above.

(2)                                 John E. Hearn, Jr. is the sole stockholder of Hearn Family Holding, Ltd., which is the direct owner of the 2,067,020 common shares listed in the table above.

(3)                                 Gaston L. Kearby is the sole member of Omega Energy, LLC, which is the direct owner of the 2,082,020 common shares listed in the table above.

(4)                                 Based solely on publicly available filings as of February 28, 2015 and Company records.

(5)                                 Each of Mr. Brooks, Mr. Hearn and Mr. Kearby is a party to the Stockholders Agreement.  Although the voting agreement provisions of the Stockholders Agreement expired on February 21, 2015, each of Mr. Brooks, Mr. Hearn and Mr. Kearby have informed the Company that they intend to vote common shares beneficially owned by them together on certain matters.  Thus, each of Mr. Brooks, Mr. Hearn and Mr. Kearby may be considered a group for purposes of Section 13(d) of the Exchange Act and may be deemed to be the beneficial owner of each other’s shares such that each individual may be considered to hold 7,224,245 common shares, or 54% of our common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements as of December 31, 2013:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	316,713	(2)	$6.30	(2)	670,224
Equity compensation plans not approved by shareholders	—		—		—
Total	316,713		$6.30		670,224

(1)                                 All values are with respect to restricted common shares and options.

(2)                                 Includes options to purchase 316,713 shares of common stock awarded to Mr. Todd Brooks on June 12, 2014.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

At the closing of the Combination, ZaZa issued subordinated promissory notes in accordance with the terms of the Merger Agreement to the ZaZa LLC Members equal to approximately $38 million in the aggregate and to Todd A. Brooks, John E. Hearn, Jr. and Gaston L. Kearby in respect of their unpaid compensation in respect of their compensation agreements equal to approximately $9 million in the aggregate (collectively, the “Subordinated Notes”). The Subordinated Notes bear interest at eight percent per annum, are unsecured, mature on August 21, 2017 and are subordinated to up to $150,000,000 in senior indebtedness, including the $100,000,000 in outstanding senior notes issued by ZaZa at the closing of the Combination and the convertible notes issued by the Company in October 2012.

On February 24, 2014, the Company entered into Exchange Agreements (the “Exchange Agreements”) to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by the

Subordinated Note Modification Agreements with each of the Subordinated Note Holders (the “Modification Agreements”) on January 19, 2015.  The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.  These changes occurred immediately upon execution of the Modification Agreements and, unlike the Exchange Agreements, were not subject to the refinancing of the Senior Secured Notes.

On December 19, 2014, Blackstone Oil & Gas, LLC (“Blackstone”) entered into a lease agreement for 3,992 square feet of office space in Houston that is occupied by the Company. On January 1, 2015, the Company entered into a sublease agreement with Blackstone to occupy this space. The Company will pay the landlord directly for lease expenses. There were no payments made to Blackstone in 2014 or 2015. The Company paid the landlord $43,154 in 2015 under the sublease agreement on behalf of Blackstone.

On December 3, 2014, the Company entered into a letter agreement with the KLR Group, LLC (“KLR”) to serve as the exclusive advisor and placement agent for an offer and placement of the Company’s securities.  Mr. Gaston L. Kearby, one of our board members, indirectly owns a 25% interest in KLR.  We did not pay KLR any fees in 2014 or 2015 in connection with their engagement.  On February 12, 2015, we terminated our engagement with KLR, but under the engagement letter, KLR retains a right, for 12 months following termination of its engagement, to be paid a customary placement agent’s fee if the Company consummates any public or private offering of securities with an investor introduced to the Company by KLR.

On August 21, 2013, the Company entered into a stock purchase agreement with Todd A. Brooks, the President and Chief Executive Officer of the Company.  Under the stock purchase agreement, Mr. Brooks agreed to purchase from the Company 150,000 (as adjusted for the reverse stock split) shares of the Company’s common stock at a price of $9.20 per share, which was the closing bid price of the common stock on the NASDAQ on August 21, 2013, for total consideration of $1,380,000.  The shares of common stock were sold to Mr. Brooks in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

Prior to the Combination, the ZaZa LLC Members had helped finance the operations of ZaZa LLC by making capital contributions and loans to ZaZa LLC. In 2010, the ZaZa LLC Members lent ZaZa LLC $3.0 million in the aggregate, with each of ZaZa LLC Members lending $1.0 million through notes (the “member notes”). The member notes accrued interest at 8% per annum. No payments were made on account of the member notes in 2011, and the member notes were paid in full at the closing of the Combination in February 2012.

Prior to the Combination, ZaZa LLC entered into assignments of overriding royalty interests (the “ORRI Assignments”) with each of the “ZaZa Founders” (which includes our Chief Executive Officer and President Todd A. Brooks and directors Gaston L. Kearby and John E. Hearn Jr.). The ORRI Assignments granted each of the ZaZa Founders a direct or indirect interest in an overriding royalty interest generally equal to one percent (for a total of three percent) in any interests that ZaZa LLC acquires within select counties in Texas, Louisiana, Mississippi, Alabama and Florida that generally make up the upper cretaceous shale across the southern Gulf Coast of the United States. The overriding royalty interests obligations expire on April 29, 2016. The table below shows an estimate of the approximate dollar value of the overriding royalty interest conveyed to each of the ZaZa Founders in each of 2012, 2013 and 2014 under the ORRI Assignments. With respect to leases that ZaZa acquired, we calculated the following values by using the total acquisition cost of the lease and allocating one and one-third percent of such value to the ZaZa Founder to represent a one percent interest in the net revenue interest for such lease. Additionally, if the ZaZa Founders were entitled to one percent of certain oil and gas reserves that ZaZa acquired through its joint ventures, the following values also include the estimated value of the standardized measure of such reserves.

	Year Ended December 31,
	2014	2013	2012
Todd A. Brooks	$112,895	$208,404	$79,813
Gaston L. Kearby	$112,895	$208,404	$79,813
John E. Hearn Jr.	$112,895	$208,404	$79,813

One of ZaZa LLC’s designees to the board of directors, Travis H. Burris, currently owns a 45% interest in, and serves as Chairman and President of, Texas Champion Bank. On September 26, 2011, ZaZa LLC borrowed $5 million under a revolving line of credit with Texas Champion Bank. The line of credit beared interest at 5.5%, was scheduled to mature on September 25, 2012, and was secured by a first lien on ZaZa LLC’s interests in certain of its oil and gas properties. This loan was repaid in full at the closing of the Combination in February 2012.

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

In March 2011, ZaZa entered into a management agreement (the “Management Agreement”) with Sequent Petroleum Management, LLC (“SPM”) pursuant to which SPM provided ZaZa with contractors and consultants and their related benefits programs in exchange for a monthly fee for managing such personnel. Scott Gaille, who was appointed ZaZa Energy Corporation’s Chief Compliance Officer as of March 2012 was a principal of SPM until September 6, 2012, when he disposed of all of his interests in SPM. ZaZa reimbursed SPM for the costs of the personnel under the Management Agreement, including for the costs of their insurance and other benefits. SPM handled all payroll, tax, accounting and benefit services for the contractors and consultants provided under the Management Agreement. For the years ended December 31, 2012, ZaZa paid SPM $18.3 million (including $52 thousand in management fees) under this agreement. Effective November 1, 2012, 100% of the units and ownership in SPM was assigned to ZaZa LLC.

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston Kearby hold partnership interest. From time to time, ZaZa will rent aircraft for business travel reasons and be charged for the pilots’ time, hanger fees and fuel. During the year ended December 31, 2014, 2013 and 2012 ZaZa was charged and paid $0, $2,000 and $115,000, respectively, for such services.

In connection with but following consummation of the Combination, the three former members of ZaZa LLC, Todd A. Brooks, Gaston L. Kearby, and John E. Hearn Jr. (together, the “ZaZa Founders”), each determined to transfer to certain service providers approximately 170,000 shares (as adjusted for the reverse stock split) of restricted common stock of the Company, par value $0.01 per share (the “Restricted Stock”), held by entities controlled by the ZaZa Founders. Because such transfers are expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company has agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

On September 11, 2012, the Company entered into separate Reimbursement Agreements with each of Blackstone, Omega Energy Corp. (“Omega”), and Lara Energy, Inc. (“Lara”) (together, the “Reimbursement Agreements”). Blackstone, Omega, and Lara are respectively controlled by Todd A. Brooks, who serves as the Company’s President and Chief Executive Officer and also as a Director, Gaston L. Kearby, who is the former Executive Director-Operations and currently serves as a Director of the Company, and John E. Hearn Jr., former Chief Operating Officer and a current Director of the Company. Pursuant to the Reimbursement Agreements, the Company will reimburse each of Blackstone, Lara, and Omega for the value of the tax benefit(s) received by the Company due to the transfers of Restricted Stock within 30 days of such time(s) when the Company is able to make use of the expense(s) relating thereto to reduce its federal income tax withholding or payments (the “Reimbursements”). If Blackstone, Lara, and Omega together cease to control a majority of the common stock of the Company prior to the time that the Company is able to make use of any or all of such expenses to reduce its federal income tax withholding or payments, then the Company will pay to each of Blackstone, Lara, and Omega an amount equal to 35% of the value of the common shares of the Restricted Stock (determined at the time of vesting) transferred by each such grantor.

The Company estimates that the Reimbursements total $4.1 million (included in Long-term payable — related parties on the consolidated balance sheet) or $1.4 million for each of Blackstone, Lara, and Omega.  No payments have been made during the years ended December 31, 2014 and 2013.  The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the Company, which advisor must be reasonably acceptable to the ZaZa Founders.  Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

Policy Regarding Transactions with Related Persons

Pursuant to our Code of Conduct, directors, employees, agents, and other personnel (and their family members) are required to refrain from entering into any activity that is in conflict with the interests of the Company as a whole, that would make it difficult to perform his or her work for the Company objectively and effectively or that would result in the individual receiving an improper personal benefit as a result of his or her position in the Company. If there is any possibility that a particular activity, investment or association could create, or reasonably appear to create, such a conflict of interest, that person is required to consult with our Chief Compliance Officer or the Audit Committee to assess whether such a conflict of interest exists. The charter of the Audit Committee provides that the Audit Committee will review all transactions with related persons (as defined by Item 404 of SEC Regulation S-K) for potential conflicts of interest and that the Audit Committee has oversight over all such transactions.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected BDO USA LLP (“BDO”) as independent registered public accountants of the Company to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2014 and the board of directors has determined that it would be desirable to request that the stockholders ratify such appointment.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval.

Before selecting BDO, the Audit Committee considered the firm’s qualifications as independent registered public accountants and concluded that based on BDO’s prior performance and its reputation for integrity and competence, it was qualified. The Audit Committee also considered whether any non-audit services performed for the Company by BDO would impair BDO’s independence and concluded that they did not. Although the selection of the auditors is ratified by the board of directors, the Audit Committee, in its sole discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

The aggregate fees for professional services rendered by our principal accountants, BDO, for the year ended December 31, 2014 was:

2014
Audit Fees	$404,425
Audit-Related Fees	—
Tax Fees (1)	139,293
All Other Fees	—
Total	$543,718

(1)                                 Consists of federal and state income tax consulting ($62,113) and compliance ($77,180).

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.                                      Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms, Balance Sheets as of December 31, 2014 and 2013, Statements of Operations and Comprehensive Loss and Changes in Stockholders’ Deficit and Cash Flows for each of the two years in the period ended December 31, 2014 and Notes to the Financial Statements for ZaZa Energy Corporation.

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

2.7†	Purchase and Sale Agreement, dated August 21, 2014 (incorporated by reference to Exhibit 2.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

2.8†	Amendment No. 1 to Purchase and Sale Agreement, dated September 16, 2014 (incorporated by reference to Exhibit 2.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.3

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

4.7

Amendment No. 6, dated March 14, 2014, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 10.6 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

4.8

Amendment No. 7, dated February 24, 2015, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto, as amended (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 27, 2015).

4.9

Form of Secured Notes issued pursuant to the Securities Purchase Agreement, dated as of February 21, 2012, by and among ZaZa Energy Corporation and purchasers thereunder, including MSDC ZEC Investments, LLC and Senator Sidecar Master Fund LP (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.10

Form of Warrant to Purchase Shares of Common Stock of ZaZa Energy Corporation, dated February 21, 2012 (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.11

Form of Amended Warrant issued in replacement of warrants originally issued February 21, 2012 to the purchasers under the Securities Purchase Agreement, dated February 21, 2012, as amended (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.12

Common Stock Purchase Warrant issued in replacement of warrants originally issued February 21, 2012 to the purchasers under the Securities Purchase Agreement, dated February 21, 2012, as amended (incorporated by reference to Exhibit 10.7 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed May 15, 2013).

4.13

Form of Registration Rights Letter, dated February 22, 2012, by and among ZaZa Energy Corporation and certain purchasers (incorporated by reference to Exhibit 4.5 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.14

Restricted Stock Agreement, dated September 17, 2012, between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on September 21, 2012).

4.15

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

4.17	Form of 9% Convertible Senior Notes due 2017 of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.3 of ZaZa Energy Corporation’s Current Report on Form 8-K filed October 22, 2012).

4.18

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

4.22

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

4.25

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain employees of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.9 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.26

Form of Stock Award Agreement, by and between ZaZa Energy Corporation and certain consultants of ZaZa Energy Corporation (incorporated by reference to Exhibit 4.10 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

4.27	Form of Senior Indenture between ZaZa Energy Corporation and the trustee (incorporated by reference to Exhibit 4.26 of ZaZa Energy Corporation’s Form S-3/A (333-192257) filed on February 12, 2014).

4.28

Form of Subordinated Indenture between ZaZa Energy Corporation and the trustee (incorporated by reference to Exhibit 4.27 of ZaZa Energy Corporation’s Form S-3/A (333-192257) filed on February 12, 2014).

4.29

Form of Warrant issued pursuant to the Securities Purchase Agreement, dated as of July 21, 2014, by and between ZaZa Energy Corporation and Crede CG III, Ltd. (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on July 21, 2014).

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

10.6

Paris Basin Purchase and Sale Agreement, dated July 25, 2012, among ZaZa Energy France S.A.S. (f/k/a Toreador Energy France S.A.S.) and Hess Oil France S.A.S. (incorporated by reference to Exhibit 10.6 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.7

Share Purchase Agreement, dated November 13, 2012, by and between ZaZa France SAS and Vermillion REP SAS (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on November 19, 2012).

10.8

Texas Division of Assets Agreement, dated July 25, 2012, among ZaZa Energy Corporation, ZaZa Energy, LLC, and Hess Corporation (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.9

First Amendment to Texas Division of Assets Agreement, dated February 6, 2014, by and among Hess Corporation, ZaZa Energy Corporation and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.10

Settlement and Release Agreement, dated February 6, 2014, by and among Hess Corporation, Hess Oil France, ZaZa Energy Corporation, ZaZa Energy, LLC, ZaZa France S.A.S. and ZaZa International Holding LLC (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.11

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

10.13

Letter Agreement, dated August 9, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.14

Amendment No. 1 to Letter Agreement, dated November 10, 2011, by and among John E. Hearn, Jr., ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.18 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.15

Letter Agreement, dated August 9, 2011, by and among Gaston L. Kearby, ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.9 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.16

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

10.18

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.19

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.20

Non-Competition Agreement, dated August 9, 2011, between ZaZa Energy Corporation and Gaston L. Kearby (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed October 12, 2011).

10.21

Amended and Restated Management Agreement, dated November 18, 2011, by and between Sequent Petroleum Management, LLC and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.20 of ZaZa Energy Corporation’s Form S-4 (333-177264) filed on October 12, 2011).

10.22

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

10.24

Form of First Amended and Restated Promissory Note, effective as of January 19, 2015, by and between the Subordinated Note Holders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on January 23, 2015).

10.25

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

10.26

Lock-Up Agreement, dated as of February 21, 2012, by and between the Restricted Stockholders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on February 22, 2012).

10.27

Amended and Restated Lock-Up Agreement, dated as of March 28, 2013, by and between the Restricted Stockholders (as defined therein) and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.8 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.28

Collateral Agency Agreement, dated as of February 21, 2012, among U.S. Bank National Association, as collateral agent, and MSDC ZEC Investments, LLC, Senator Sidecar Master Fund LP and the other purchasers of secured notes (incorporated by reference to Exhibit 10.19 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.29

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

10.30

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

10.32

Pledge Agreement, dated as of March 22, 2012, by and among ZaZa Energy Corporation, ZaZa Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.33

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

10.35

Amendment No. 5 to the Participation Agreement, effective as of January 16, 2013 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on January 28, 2013).

10.36

Amendment No. 6 to the Participation Agreement, effective as of March 25, 2013 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.37

Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on June 25, 2013).

10.38

First Amendment of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.39

Second Amendment and First Restatement of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.40

Third Amendment and Second Restatement of Joint Exploration & Development Agreement Walker, Grimes, Madison, Trinity and Montgomery Counties, Texas, effective March 1, 2013 (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.41†

Fourth Amendment of Joint Exploration and Development Agreement, dated March 7, 2014, by and among ZaZa Energy Corporation, ZaZa Energy, LLC and EOG Resources, Inc. (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.42

Operating Agreement, effective March 1, 2013, by and between EOG Resources, Inc. and ZaZa Energy, LLC (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.43

Purchase and Sale Agreement, dated March 22, 2013, by and between ZaZa Energy, LLC and BEP Moulton, LLC (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.44

Sale and Purchase Agreement, dated June 28, 2013, between ZaZa Energy Corporation and SN Marquis, LLC (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on July 31, 2013).

10.45

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

10.47

Side Letter dated September 11, 2012 regarding the Subordinated Notes with holders thereof (incorporated by reference to Exhibit 10.10 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.48

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.12 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.49

First Amendment to Employment Agreement with Todd Alan Brooks, dated June 12, 2014 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.50

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.13 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.51

Separation and Consulting Agreement, dated May 19, 2014, by and between ZaZa Energy Corporation and Ian H. Fay (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.52

Amendment to Separation and Consulting Agreement, dated November 13, 2014, by and between the Company and Ian H. Fay (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on November 14, 2014).

10.53

Form of Employment Agreement dated September 11, 2012 between ZaZa Energy Corporation and John E. Hearn, Jr. (incorporated by reference to Exhibit 10.14 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.54

Form of Employment Agreement dated October 3, 2012 between ZaZa Energy Corporation and S. Scott Gaille (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on October 5, 2012).

10.55

First Amendment to Employment Agreement, dated November 8, 2013, between ZaZa Energy Corporation and Scott Gaille (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.56

Second Amendment to Employment Agreement with Scott Gaille, dated August 12, 2014 (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.57

Employment Agreement, dated March 13, 2013, between ZaZa Energy Corporation and Paul F. Jansen (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on April 8, 2013).

10.58

First Amendment to Employment Agreement with Paul Jansen, dated August 12, 2014 (incorporated by reference to Exhibit 99.2 of ZaZa Energy Corporation’s Current Report on Form 8-K/A filed on August 13, 2014).

10.59

Employment Agreement with Kevin Schepel, dated April 22, 2013 (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.60

First Amendment to Employment Agreement with Kevin Schepel, dated August 12, 2014 (incorporated by reference to Exhibit 10.5 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.61

Consulting Agreement between ZaZa Energy Corporation and Adam Kroloff, dated December 7, 2012 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.62

Consulting Agreement between ZaZa Energy Corporation and Bernard de Combret, dated December 7, 2012 (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation Current Report on Form 8-K filed on December 7, 2012).

10.63

Stock Purchase Agreement between ZaZa Energy Corporation and Todd A. Brooks (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on August 22, 2013).

10.64

Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Jubalee LTD (incorporated by reference to Exhibit 10.53 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.65

Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Gaston Kearby (incorporated by reference to Exhibit 10.54 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.66

Assignment of Overriding Royalty Interest, dated effective April 29, 2010, by ZaZa Energy, LLC in favor of Sandra Brooks 2003 Family Trust (incorporated by reference to Exhibit 10.55 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.67	ZaZa Energy Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of ZaZa Energy Corporation’s Form S-8 (333-185586) filed December 20, 2012).

10.68

First Amendment to ZaZa Energy Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 of ZaZa Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.69

Form of Amendment to ZaZa Energy Corporation Long-Term Incentive Plan Second Amendment to ZaZa Energy Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Annex A of ZaZa Energy Corporation’s Definitive Proxy Statement filed on Schedule 14A filed April 17, 2014).

10.70

ZaZa Energy Corporation Long-Term Incentive Plan, as amended and restated on February 6, 2015 (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Form S-8 (333-201951) filed February 6, 2015).

10.71

At-The Market Issuance Sales Agreement, dated as of March 31, 2014, by and between ZaZa Energy Corporation and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on March 31, 2014).

10.72

Exchange Agreement, dated February 24, 2014, by and among Todd A. Brooks, Blackstone Oil & Gas, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.2 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.73

Exchange Agreement, dated February 24, 2014, by and among John E. Hearn, Jr., Lara Energy, Inc. and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.3 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.74

Exchange Agreement, dated February 24, 2014, by and among Gaston L. Kearby, Omega Energy Corp. and ZaZa Energy Corporation (incorporated by reference to Exhibit 10.4 of ZaZa Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.75

Form of Subordinated Note Modification Agreement, effective January 19, 2015 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on January 23, 2015).

10.76

Securities Purchase Agreement, dated as of July 21, 2014, by and between ZaZa Energy Corporation and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on July 21, 2014).

10.77

Settlement Agreement, dated November 18, 2014, by and between ZaZa Energy Corporation and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on November 19, 2014).

10.78†	East Texas Development Agreement, dated September 18, 2014 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

10.79*	Sublease Agreement, dated January 1, 2015, between Blackstone Oil and Gas, LLC and ZaZa Energy Development, LLC.

16.1	Letter from KPMG LLP, to the Securities and Exchange Commission, dated October 12, 2011 (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation’s registration statement on Form S-4 (Registration No. 333-177264) filed October 12, 2011).

16.2

Letter from Ernst & Young LLP dated June 13, 2014, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on June 13, 2014).

21.1*	Subsidiaries of ZaZa Energy Corporation.

23.1*	Consent of BDO USA, LLP.

23.2*	Consent of Ernst & Young, LLP.

23.3*	Consent of Ryder Scott.

24.1	Power of Attorney (included as part of the signature page).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Ryder Scott, dated January 19, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*              Filed herewith

†              Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAZA ENERGY CORPORATION

March 31, 2015
	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2015.

Signature	Title

/s/ Todd A. Brooks	Director, President and Chief Executive
(principal executive officer)
Todd A. Brooks

/s/ Travis H. Burris	Director

Travis H. Burris

/s/ A. Haag Sherman	Director

A. Haag Sherman

/s/ Gaston L. Kearby	Director

Gaston L. Kearby

/s/ John E. Hearn Jr.	Director

John E. Hearn, Jr.

/s/ Herbert C. Williamson III	Director

Herbert C. Williamson III

/s/ Paul F. Jansen	Chief Financial Officer
(principal financial officer and principal accounting officer)
Paul F. Jansen

Index to

ZaZa Energy Corporation

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZaZa Energy Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of ZaZa Energy Corporation (the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZaZa Energy Corporation at December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a working capital deficiency and does not expect to generate sufficient cash flows to fund its operating and debt service requirements throughout 2015, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Houston, Texas

March 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ZaZa Energy Corporation

We have audited the accompanying consolidated balance sheet of ZaZa Energy Corporation (the Company) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZaZa Energy Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas

March 31, 2014, except for the effects of the reverse stock split as described in the footnote 1, as to which the date is March 31, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,277	$15,186
Restricted cash	—	11,500
Accounts receivable	1,124	1,822
Prepayments and other current assets	1,440	1,606
Deferred income taxes	116	—
Total current assets	8,957	30,114

Property and equipment:
Oil and gas properties, successful efforts method	61,649	51,387
Furniture and fixtures	1,417	1,843
Total property and equipment	63,066	53,230
Accumulated depletion, depreciation and amortization	(13,632)	(6,757)
Property and equipment, net	49,434	46,473

Other assets	1,825	8,089
Deferred income taxes	—	2,866

Total assets	$60,216	$87,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$693	$755
Accrued liabilities	7,968	5,918
Deferred income taxes	—	2,866
Senior Secured Notes, net of discount	13,551	10,177
Income taxes payable	49	855
Total current liabilities	22,261	20,571

Long-term accrued liabilities	—	14,740
Asset retirement obligations	400	306
Long-term payable - related parties	4,128	4,128
Senior Secured Notes, net of discount	—	12,969
Convertible Senior Notes, net of discount	30,896	27,957
Subordinated Notes	47,330	47,330
Warrants associated with Senior Secured Notes	2,979	15,540
Embedded conversion options associated with Convertible Senior Notes	555	4,995
Quantum put option	11,000	—
Deferred income taxes	116	—
Total liabilities	119,665	148,536
Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; zero shares outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 13,141,106 and 10,760,295 shares issued and outstanding at December 31, 2014 and 2013, respectively	131	1,076
Additional paid-in capital	120,302	109,636
Accumulated deficit	(179,839)	(171,613)
Accumulated other comprehensive loss	(43)	(93)
Total stockholders’ deficit	(59,449)	(60,994)

Total liabilities and stockholders’ deficit	$60,216	$87,542

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	2014	2013
Revenues:
Oil and gas revenues	$11,480	$8,874
Total revenues	11,480	8,874

Operating costs and expenses:
Lease operating expense	3,636	2,127
Depreciation, depletion, amortization, and accretion	7,336	3,615
Impairment of oil and gas properties	6,987	104,556
General and administrative	19,675	29,391
Gains on asset divestitures	(4,055)	(24,434)
Total operating costs and expenses	33,579	115,255

Operating loss	(22,099)	(106,381)

Other expenses (income):
Foreign currency exchange (gain) loss	(58)	11
Loss on extinguishment of debt	1,936	16,568
Interest expense, net	14,041	14,269
Settlement of 2019 Warrants in excess of initial carrying value	1,784	—
Gain on 2020 Warrants	(12,561)	(23,394)
Gain on embedded conversion options associated with Convertible Senior Notes	(4,441)	(16,387)
Total other expenses (income)	701	(8,933)

Loss from continuing operations before income taxes	(22,800)	(97,448)
Income tax benefit	(14,574)	(32,985)
Loss from continuing operations	(8,226)	(64,463)
Loss from discontinued operations, net of taxes	—	(3,102)
Net loss	$(8,226)	$(67,565)

Basic loss per share:
Continuing operations	$(0.75)	$(6.23)
Discontinued operations	—	(0.30)
Total basic loss per share	$(0.75)	$(6.53)

Diluted loss per share:
Continuing operations	$(0.75)	$(6.23)
Discontinued operations	—	(0.30)
Total diluted loss per share	$(0.75)	$(6.53)

Weighted average shares outstanding:
Basic	10,973	10,348
Diluted	10,973	10,348

Consolidated Statement of Comprehensive Loss
Net loss	$(8,226)	$(67,565)
Foreign currency translation, net of taxes	50	(125)
Comprehensive loss	$(8,176)	$(67,690)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance at December 31, 2012	10,253	$1,025	$104,639	$(104,048)	$32	$1,648

Issuance of shares	150	15	1,365	—	—	1,380
Comprehensive loss	—	—	—	(67,565)	(125)	(67,690)
Stock-based compensation	357	36	3,632	—	—	3,668
Balance at December 31, 2013	10,760	$1,076	$109,636	$(171,613)	$(93)	$(60,994)

Issuance of shares	1,603	70	6,206	—	—	6,276
Comprehensive loss	—	—	—	(8,226)	50	(8,176)
Stock-based compensation	778	78	3,367	—	—	3,445
Reverse stock split adjustment	—	(1,093)	1,093	—	—	—
Balance at December 31, 2014	13,141	$131	$120,302	$(179,839)	$(43)	$(59,449)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(8,226)	$(67,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	7,336	3,615
Gains on asset divestitures	(4,055)	(24,434)
Loss on impairment of oil and gas properties	6,987	104,556
Deferred income taxes	(14,345)	(32,820)
Loss from discontinued operations	—	3,102
Amortization of deferred debt issuance costs and discount	5,123	4,907
Loss on extinguishment of debt	1,547	16,247
Settlement of 2019 Warrants in excess of carrying value	1,784	—
Gain on 2020 warrants	(12,561)	(23,394)
Gain on embedded conversion option associated with Convertible Senior Notes	(4,441)	(16,387)
Stock-based compensation expense	3,445	3,668
Changes in operating assets and liabilities:
Restricted cash	—	6,875
Accounts receivable	698	(989)
Prepayments and other assets	101	(680)
Other assets	74	47
Accounts payable and accrued liabilities	(686)	(9,956)
Cash used in operating activities - continuing operations	(17,219)	(33,208)
Cash provided by operating activities - discontinued operations	—	(244)
Net cash used in operating activities	(17,219)	(33,452)

Cash flows from investing activities:
Release of restricted cash	11,500	—
Proceeds from divestitures	4,706	66,546
Capital expenditures	(10,569)	(47,382)
Cash provided by investing activities - continuing operations	5,637	19,164

Cash flows from financing activities:
Issuance of common stock and warrants	4,493	1,380
Payment of Senior Secured Notes	(12,870)	(6,430)
Quantum put option	11,000	—
Cash provided by (used in) financing activities - continuing operations	2,623	(5,050)

Effects of foreign currency translation on cash and cash equivalents	50	(125)
Net decrease in cash and cash equivalents	(8,909)	(19,463)
Cash and cash equivalents, beginning of period	15,186	34,649
Cash and cash equivalents, end of period	$6,277	$15,186

Supplemental disclosures:
Cash paid during the period for interest	$8,693	$8,790
Cash paid during the period for income taxes	$569	$3,075
Increase (decrease) in accrued capital expenditures	$1,473	$(5,844)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

ZaZa Energy Corporation is an independent oil and gas company focused on the exploration and production of unconventional and conventional oil and gas assets.  In this Annual Report on Form 10-K, unless the context provides otherwise, the “Company”, “we”, “our”, “us” and like references refer to ZaZa Energy Corporation and its subsidiaries.  We currently operate primarily through joint ventures in the Eagle Ford East trend in East Texas and the Eagle Ford trend in South Texas.  Our common stock is traded on the NASDAQ Capital Market under the trading symbol ZAZA.

The Company operates in one segment, crude oil and gas development, exploitation and exploration. The Company’s oil and gas properties are managed as a whole rather than through discrete operating segments or business units. Operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company’s entire portfolio without regard to geographic areas.

The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany balances and transactions. The leasehold acreage quantity information disclosed throughout these consolidated financial statements is unaudited.

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

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty” or “EOG”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of December 31, 2014, approximately 147,000 gross acres of the joint venture in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, has borne 100% of the drilling and completion costs of certain specified wells, and has paid a portion of our share of additional seismic or well costs in order to earn its interest in these properties per the JEDA terms.  Initially, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

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

On March 7, 2014, ZaZa entered into a further amendment to the JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  As of December 31, 2014, the $9.2 million of carried costs have been fully deployed.

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

In December 2014, EOG satisfied the last of its drilling obligations under the JEDA.  While selected JEDA provisions survive, the joint venture is now principally governed by the Joint Operating Agreement among EOG, ZaZa, and Quantum.  Pursuant to its terms, ZaZa now has the right to propose new development wells and maintain its desired minimum drilling pace.

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa and an affiliate of Quantum Energy Partners (“Quantum”) closed the Purchase and Sale Agreement originally entered into on August 21, 2014 (the “Quantum Purchase and Sale Agreement”). The Quantum Purchase and Sale Agreement was amended by Amendment No. 1 to Quantum Purchase and Sale Agreement, dated September 16, 2014 (“Quantum Amendment No.1”), to allow Quantum to assign its rights under the Purchase and Sale Agreement to a different affiliate and to address other technical matters. The Company also entered into an East Texas Development Agreement, dated September 18, 2014, by and between ZaZa and Quantum (the “Quantum Development Agreement”).  The Quantum Development Agreement establishes an area of mutual interest for future acreage acquisitions in Walker, Grimes, Madison, Trinity and Houston counties in Texas. The Quantum Purchase and Sale Agreement, Quantum Amendment No.1 and the Quantum Development Agreement are collectively referred to as the “Quantum Agreements”. Pursuant to the terms of the Quantum Agreements:

•                  ZaZa assigned to Quantum an approximately 4 percent working interest (6,000 of ZaZa’s net acres) in undeveloped leases within ZaZa’s East Texas joint venture.  ZaZa retained its interest in all existing wells in the East Texas joint venture and is reserving the right to participate with respect to Quantum’s working interest in the next 15 East Texas joint venture wells that are spudded, drilled and completed after the closing of the Quantum transaction, as long as those wells are spudded, drilled and completed on or before the second anniversary of the closing of the transaction (the “Reserved Wells”).

•                  ZaZa received $11 million in cash as initial consideration and the right to receive Quantum’s interest in certain of the Reserve Wells.

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

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes Development Area comprises approximately 147,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 31,000 net acres and Quantum holds and approximately 4% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Madison-Walker-Grimes Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon Development Areas comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements. Through the remainder of 2014 ZaZa will be preparing the acreage block in Houston and Trinity counties to be drill ready from a unit formation perspective, and the Company’s leasing is now focused on contiguous acreage additions.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  U.S. generally accepted accounting principles (“U.S. GAAP”) prevents sale accounting due to the Quantum Put Option. Accordingly, the related oil and gas properties continue to be included in the consolidated balance sheet, and a liability was recorded, the Quantum Put Option, equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million represent contingent liabilities and will be recorded as a liability when and if payment becomes probable. As of December 31, 2014, this contingent liability totaled approximately $0.1 million.  The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

South Texas Joint Venture with Sabine

On September 17, 2013, ZaZa entered into an agreement with Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas LLC, for the joint development of a prospect in the Eagle Ford shale formation located in Lavaca and DeWitt Counties, Texas.  Under this agreement, Sabine agreed to jointly develop with us up to approximately 7,600 gross acres that we owned and that comprised a portion of our interest in South Texas.  Sabine agreed to bear 100% of the drilling and completion costs of two commitment wells and up to $750,000 of construction costs related to gathering and infrastructure in order to earn a 75% working interest in 7,600 acres in the “Sweet Home Prospect,” which is in DeWitt and Lavaca Counties, and a well that we refer to as the “Boening well.”  Sabine also agreed to carry up to $300,000 of ZaZa’s expenses related to the extension and renewal of certain leases in the Sweet Home Prospect.

Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Sabine carried us for the $300,000 of expenses related to extension and renewal of leases in connection with drilling the second well.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015 (assuming affirmative elections to participate in such lease acreage acquisition(s)).

Sale of Moulton Properties

On April 5, 2013, the Company closed a purchase and sale agreement and sold certain of its properties in the Eagle Ford trend located in Fayette, Gonzalez and Lavaca Counties, Texas, which we refer to as our “Moulton properties”, for approximately $9.2 million. Net proceeds from the sale, after closing purchase price adjustments and expenses were approximately $8.8 million. We used approximately $4.6 million of the proceeds to pay down our 10.00% Senior Secured Notes due 2017.

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

We estimated the 2019 Warrants’ fair value at issuance was approximately $1.3 million and in accordance with U.S. GAAP allocated the remaining residual amount of $3.2 million, calculated as the difference between the $4.5 million net proceeds and the $1.3 million fair value attributed to the 2019 Warrants, to common stock and additional paid-in capital.

On October 21, 2014, Crede attempted to exchange warrants received in the first investment for 1,422,908 shares of common stock.  The Company believes the contractual provisions of the 2019 Warrants limit their exchange to a maximum of 361,493 shares of common stock.  On November 18, 2014, the Company and Crede entered into a settlement agreement (the “Settlement Agreement”) to resolve their disagreement regarding the number of shares issuable upon exchange of the warrants.  Under the Settlement Agreement and in exchange for all of the warrants, the Company immediately issued 787,530 shares of common stock and an additional 212,470 shares of common stock on December 31, 2014.  The Company and Crede have also agreed to release each other from all further obligations under the Crede Securities Purchase Agreement and with respect to the 2019 Warrants.  For the year ended December 31, 2014, we recorded a loss of $1.8 million related to the settlement of the 2019 Warrants in excess of the initial carrying value of the 2019 Warrants of $1.3 million.

NOTE 2 — GOING CONCERN

Our independent registered public accounting firm for the year ended December 31, 2014 issued their report dated March 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our dependency on the success of executing strategic alternatives or access to capital markets to fund our commitments and to generate sufficient cash flows to maintain positive liquidity.

Beginning on March 23, 2015, the holders of the Senior Secured Notes are able to require us to purchase all or a portion of the 10% Senior Secured Notes due 2017 at a price equal to the $13.9 million in principal amount of the Senior Secured Notes to be purchased, plus any accrued and unpaid interest on such notes (the “Senior Secured Notes Put Option”).  If the holders of the Senior Secured Notes exercise the Senior Secured Notes Put Option, we will not be able to fund our commitments without access to additional liquidity and we will be in default under the Senior Secured Notes.  If any of the holders of the Senior Secured Notes were to exercise their rights under the Senior Secured Notes Put Option, we would have 30 days to purchase those Senior Secured Notes. If this default occurs, we will be unable to continue as a going concern.

Even without the exercise of the Senior Secured Put Option, we do not currently generate sufficient cash flows to maintain positive liquidity to fund operating and debt service requirements throughout the next year.  As of December 31, 2014, we had $6.3 million in cash and cash equivalents and working capital deficit of $13.3 million.  Over the next year, we anticipate monthly cash general and administrative expenses and cash interest payments to average $1.3 million per month and capital expenditures of $0.5 million per month (2015 anticipated amounts are unaudited).  Without additional cash funding, and considering our current forecasts for cash generated by operations, we anticipate exhausting our cash and cash equivalents in May 2015.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s Board of Directors and management team continue to take steps to try to strengthen the Company’s balance sheet.  We intend to execute strategic alternatives and access the capital markets to fund our cash needs. Any decision regarding a strategic alternative or financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

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

Accounts Receivable

Accounts receivable include oil and gas revenues and joint interest billings. Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

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

Other Assets

Other assets consist primarily of debt issuance costs and fair values associated with our joint venture carried wells.  At December 31, 2014 and 2013, debt issuance costs were $2.5 million and $2.5 million, and accumulated amortization was $0.9 million and $0.5 million, respectively. The costs are being amortized over the life of the associated debt.  At December 31, 2014 and 2013, fair values associated with our joint venture carried wells were zero and $5.8 million, respectively.

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

The Company recognizes accrued interest related to uncertain tax positions in Interest Expense and accrued penalties related to such positions in General and Administrative expense in the Consolidated Statements of Operations.

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

Our policy is to issue new shares for the exercise of stock options, when restricted stock awards are granted, and at vesting of restricted stock units.  Stock grants are approved by the Compensation Committee. To date, both restricted stock awards and restricted stock options have been granted under the Amended and Restated Long Term Incentive Plan (the “Plan”). Unless otherwise provided in the award agreement, each restricted stock award and restricted stock option granted under the Plan shall vest such that one-third of the original number of shares of common stock granted shall vest as of each anniversary of the date of grant. Stock awards granted as Short term Incentive awards can vest anywhere between immediately and one year. The maximum term of any award is three years.

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

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”.  This update raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of discontinued operations. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. This accounting standards update is effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted but only for disposals (or classifications that are held for sale) that have not been reported in financial statements previously issued or available for use. We adopted the new standard for our fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2014. The adoption of this had no impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows and has not yet determined the transition method it will use.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718)”. This update amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40)”. This update defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. ASU 2014-15 will be effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial statement footnotes.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815)”.  This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  ASU 2014-16 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted.  The adoption of ASU 2014-16 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 — LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation (in thousands, except per share data):

	2014		2013
Basic loss per share:
Numerator:
Loss from continuing operations	$(8,226)		$(64,463)
Loss from discontinued operations, net of tax	—		(3,102)
Net loss	$(8,226)		$(67,565)

Denominator:
Weighted average common shares outstanding	10,973		10,348

Basic loss per share:
Continuing operations	$(0.75)		$(6.23)
Discontinued operations	—		(0.30)
Total basic loss per share	$(0.75)		$(6.53)

Diluted loss per share:
Numerator:
Loss from continuing operations	$(8,226)		$(64,463)
Loss from discontinued operations, net of tax	—		(3,102)
Net loss	$(8,226)		$(67,565)

Denominator:
Weighted average common shares outstanding	10,973		10,348
Unvested restricted stock	—	(b)	— (c)
Net warrant/option shares issued under treasury stock method	—	(a)(d)	— (a)
Weighted average shares associated with convertible debt	—	(c)	— (b)
Weighted average diluted common shares outstanding	10,973		10,348

Diluted loss per share:
Continuing operations	$(0.75)		$(6.23)
Discontinued operations	—		(0.30)
Total diluted loss per share	$(0.75)		$(6.53)

For the year ended December 31, 2014, the calculations of basic and diluted loss per common share were the same as we did not include the anti-dilutive effects attributable to the following: (a) 0.3 million options, (b) 0.9 million unvested restricted common stock outstanding, (c) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes, and (d) 3.2 million warrants.

For the year ended December 31, 2013, the calculations of basic and diluted loss per common share were the same as we did not include the anti-dilutive effects attributable to the following: (a) 2.7 million warrants, (b) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes, and (c) 0.2 million unvested restricted common stock outstanding.

NOTE 5 —INCOME TAXES

We are subject to income taxes primarily in the United States. The provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We paid approximately $44,000 in 2014 related to 2013 U.S. alternative minimum tax that had been previously accrued. Additionally, we also paid approximately $0.5 million in 2014 related to 2013 Texas franchise taxes that had been previously accrued.  We paid approximately $2.4 million in 2013 related to capital gains taxes from the wind up of our foreign subsidiaries that had been previously accrued.

The following table summarizes income tax expense (benefit) from continuing operations (in thousands):

	2014	2013
Current income tax expense / (benefit):
U.S. Federal	$(286)	$330
U.S. State	57	525
Foreign	—	(587)
Deferred income tax expense / (benefit):
U.S. Federal	(14,345)	(32,711)
Foreign	—	(542)
Total tax benefit	$(14,574)	$(32,985)

The following table reconciles income tax benefit at the U.S. federal statutory rate to the benefit for income taxes (in thousands):

	2014	2013

Statutory tax at 35%	$(7,994)	$(34,108)
Gain on warrants	(3,772)	(4,376)
Adjustments to valuation allowance	(5,245)	8,281
Foreign rate differential and other	2,437	7,030
Unremitted earnings of foreign subsidiary	—	(20,674)
Deemed dividend	—	(5,538)
Uncertain tax position	—	16,400
Income tax benefit	$(14,574)	$(32,985)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013

Net operating loss carryforward — United States	$30,597	$28,805
Net operating loss carryforward — Foreign	—	2,400
Oil and gas properties	4,653	10,894
Merger costs	2,773	3,001
Quantum put option	2,102	—
Other	2,454	3,095
Deferred tax assets	42,579	48,195
Valuation allowance	(38,029)	(45,329)
Net deferred tax assets	4,550	2,866

Embedded conversion options associated with Convertible Senior Notes	(4,500)	(2,866)
Other	(50)	—
Deferred tax liabilities	(4,550)	(2,866)

Net deferred tax assets	$—	$—

Deferred income tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability in the consolidated balance sheet except for deferred tax assets related to net operating loss carryforwards which is classified as current or noncurrent based on the periods the carryforwards are expected to be utilized.  By taxing jurisdiction, all current deferred tax assets and liabilities are offset and presented as a net current deferred tax asset or liability and all noncurrent deferred tax assets and liabilities are offset and presented as a net noncurrent deferred tax asset or liability.  At December 31, 2014 and 2013, the net deferred income tax asset (liability) is classified as follows (in thousands):

	2014	2013

Net current deferred income tax asset (liability)	$116	$(2,866)
Net noncurrent deferred income tax asset (liability)	(116)	2,866
Net deferred tax assets	$—	$—

We have approximately $134 million in gross net operating losses (“NOL”) expiring between 2026 and 2034 that have been offset against our uncertain tax position as currently presented on our balance sheet.  Use of NOLs, however, may be limited if we undergo an ownership change.  Generally, an ownership change occurs if certain persons or groups, increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period.  If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service.  In the event of an ownership change, NOLs can be used to offset taxable income for years within a carryforward period subject to the Section 382 limitation.  Any excess NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period.  Whether or not an ownership change occurs, the carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred.  If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost.  Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there is another ownership change after the new NOLs arise).

Realization of our deferred tax assets, specifically our net operating loss carryforwards also depends on our ability to generate taxable income within the carryforward period.  Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances on our deferred tax assets as of December 31, 2014 and 2013 (in thousands):

	2014	2013

United States	$38,029	$42,929
France	—	2,400
Total valuation allowance	$38,029	$45,329

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits (in thousands):

	2014	2013

Balance at the beginning of the period	$16,400	$—
Gross increases — tax positions in current period	—	16,400
Settlement	—	—
Lapse of statute of limitations	—	—
Balance at the end of period	$16,400	$16,400

As of December 31, 2014, the Company has NOLs available for carryback that exceed the $16.4 million of unrecognized tax benefit.  As such, the unrecognized tax benefit is presented as a reduction of the NOLs, resulting in no liability on the consolidated balance sheet as of December 31, 2014.   As of December 31, 2013, $2.1 million of NOL was available for carryback, so that portion of the unrecognized tax benefit was presented as a reduction of NOL.  The remaining $14.3 million of unrecognized tax benefit was separately recorded as a liability as of December 31, 2013 and is included in long-term accrued liabilities.  At December 31, 2014, we are not able to reasonable estimate the period in which settlement related to the $16.4 million of uncertain tax positions could occur, if at all.

The total amounts of interest and penalties recognized in the statement of operations and the total amounts of interest and penalties recognized in the statement of financial position are not material for the years ended December 31, 2014 and 2013. Amounts of income tax expense or benefit related to components of other comprehensive income, including reclassifications within other comprehensive income, are not material for the years ended December 31, 2014 and 2013.

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

Cash flows were discounted utilizing the U.S. Treasury rate and our credit spread to estimate the appropriate risk adjusted rate.  A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Senior Notes.  The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2014
Warrants	$—	$—	$2,979	$2,979
Embedded conversion options	—	—	555	555
Total	$—	$—	$3,534	$3,534

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2013
Warrants	$—	$—	$15,540	$15,540
Embedded conversion options	—	—	4,995	4,995
Total	$—	$—	$20,535	$20,535

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Balance at beginning of period	$20,535	$49,425
Issuance of 2019 Warrants (A)	1,311	—
Amendment to warrant agreement	—	10,891
Gain on warrants included in earnings	(12,561)	(23,394)
Gain on embedded conversion option included in earnings	(4,441)	(16,387)
Loss on exercise of 2019 Warrants (A)	1,784	—
Settlement of 2019 Warrants (A)	(3,094)	—
Balance at end of period	$3,534	$20,535

(A)       For further information regarding the Crede matter relating to the 2019 Warrants, see “Note 1 — Basis of Presentation - Crede Securities Purchase Agreement”.

On December 31, 2014, the Senior Secured Notes, which had a book value of $13.6 million (net of unamortized discount of $0.3 million), had a fair value of approximately $13.9 million.  An increase in the credit spread by 500 basis points results in a $0.1 million decrease in the fair value of the note.

On December 31, 2014, the Convertible Senior Notes, which had a book value of $30.9 million (net of unamortized discount of $9.1 million), had a fair value of approximately $31.3 million.  An increase in the credit spread by 500 basis points results in a $2.6 million decrease in the fair value of the note.

On December 31, 2014, Subordinated Notes, which had a book value of $47.3 million, had a fair value of approximately $32.0 million.  An increase in the credit spread by 500 basis points results in a $2.7 million decrease in the fair value of the note.

As of December 31, 2014, an increase in the volatility by 5% results in a $0.4 million and $0.1 million increase in the fair values of the 2020 Warrants and embedded conversion option, respectively.

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

For the year ended December 31, 2014, we impaired non-producing leasehold costs by $3.6 million and producing oil and gas properties by $3.4 million — for a total impairment of $7.0 million.

In 2014, non-producing leasehold costs in South Texas with carrying values of $4.0 million were written down to their fair value of $0.4 million, resulting in pretax impairment charges of $3.6 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.  Producing oil and gas properties with carrying values of $4.7 million were also written down to their fair values of $1.4 million, resulting in pretax impairment charges of $3.4 million.  The decline in fair value of these oil and gas properties is driven by the lower commodity price environment.

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

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Asset retirement obligations at beginning of period	$306	$130
Obligations incurred	31	68
Revisions	11	125
Accretion expense	56	51
Obligations reclassified from held for sale	—	189
Obligations extinguished	(4)	(257)
Asset retirement obligations at the end of period	$400	$306

NOTE 9 — LONG-TERM DEBT

Our long-term debt includes Senior Secured Notes, Convertible Senior Notes, and Subordinated Notes. The fair market values of debt, warrants associated with the Senior Secured Notes and embedded conversion option associated with Convertible Senior Notes are disclosed in “Note 6 — Fair Value Measurement”. At December 31, 2014 and 2013, gross debt issuance costs were $2.5 million and $2.5 million, and accumulated amortization was $0.9 million and $0.5 million, respectively. The costs are being amortized over the life of the associated debt.

Our long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Senior Secured Notes, net of discount (1)	$13,551	$23,146
Convertible Senior Notes, net of discount (2)	30,896	27,957
Subordinated Notes	47,330	47,330
Total debt	91,777	98,433
Less: current portion (3)	(13,551)	(10,177)
Total long-term debt	$78,226	$88,256

(1)

The Senior Secured Notes original issuance discount is amortized to the principal amount through the date of the first put right on April 21, 2015 using the effective interest rate method and a rate of 19.2%.

(2)	The Convertible Senior Notes original issuance discount is amortized to the principal amount through maturity on August 1, 2017 using the effective interest rate method and a rate of 17.8%.
(3)

We classified $13.6 million of our Senior Secured Notes as current as of December 31, 2014 pursuant to the Securities Purchase Agreement described below, which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning March 23, 2015. We classified $10.2 million of our Senior Secured Notes as current as of December 31, 2013 pursuant to Amendment No. 5 to the Securities and Purchase Agreement, which required the principal balance to be reduced to $15 million by February 28, 2014.

10.00% Senior Secured Notes due 2017 and 2020 Warrants

The Senior Secured Notes were issued under a Securities Purchase Agreement, dated February 21, 2012 (as amended, the “Securities Purchase Agreement”) and will mature on February 21, 2017 (subject to an early put option as described below).  The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries.  To the extent such assets include stock of any foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the Senior Secured Notes. The Senior Secured Notes rank senior to all of our other debt and obligations.  We are permitted to have up to $50 million in additional reserves-based secured lending (including, but not limited to, pre-paid swaps); such borrowings may be secured by liens that come ahead of the liens securing the Senior Secured Notes.  We are subject to certain affirmative and negative covenants pursuant to the Senior Secured Notes, including, without limitation, restrictions on our and our subsidiaries’ abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

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

Effective as of February 24, 2015, the Company entered into Amendment No. 7 to the Securities Purchase Agreement. Prior to Amendment No. 7, the Securities Purchase Agreement provided that each holder of Senior Secured Notes had the right, beginning on February 21, 2015, to give notice to the Company, requiring the Company to repurchase up to 100% of such Purchaser’s Senior Secured Notes at par plus accrued and unpaid interest (the “Senior Secured Notes Put Option”). The Company would have had 60 days after such notice to repurchase any such Senior Secured Notes.  Amendment No. 7 amended the Securities Purchase Agreement to delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from February 21, 2015 to March 23, 2015).  Amendment No. 7 also contains a corresponding decrease from 60 days to 30 days of the time period afforded to the Company to complete the repurchase of the Senior Secured Notes of any holder that exercises its rights in accordance with the terms of Senior Secured Notes Put Option.  As of March 31, 2015, we had entered into discussions with the holders of our Senior Secured Notes for an Amendment No. 8 to the Securities Purchase Agreement that would again delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from March 23, 2015 to April 22, 2015).  As of March 31, 2015, the holders of a majority of the principal amount of the Senior Secured Notes at the time outstanding had agreed to the additional 30-day delay contained in Amendment No. 8 (unaudited).  However, for Amendment No. 8 to become effective, it must be approved by all holders of the Senior Secured Notes.  The Company is continuing to work to get approval of Amendment No. 8 from all holders, but there can be no assurance that the Company will be successful in doing so.  In anticipation of our independent registered public accounting firm for the year ended December 31, 2014 including in their report an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern as described in “Note 2 — Going Concern”, the Company also obtained in Amendment No. 7 relief from the “going concern” requirements for the Company’s 2014 consolidated financial statements.

With respect to overdue interest payments or during periods in which an event of default under the Securities Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 8% over the yield to maturity for 10-Year United States treasury securities. In addition, the annual interest rate payable on the Senior Secured Notes will increase by 0.5% per annum for certain periods if a shelf registration statement with respect to the shares of Common Stock that are issuable upon exercise of the Warrants is no longer effective or otherwise becomes unavailable to holders of the Warrants.  In addition, if we authorize the issuance and sale of any equity interests in the Company, we will use our commercially reasonable efforts to offer each Purchaser an opportunity to purchase up to such Purchaser’s pro rata portion of the offered securities on the terms set forth in the Securities Purchase Agreement.

Pursuant to the Securities Purchase Agreement, the purchasers of our Senior Secured Notes were also issued the 2020 Warrants, which were originally exercisable for 26,315,789 shares of our common stock at an exercise price of $3.15 per share. Due to various transactions in prior periods having triggered anti-dilution adjustments in the 2020 Warrants and considering the impact of the reverse stock split, as of December 31, 2014, the number of outstanding shares of Common Stock represented by the 2020 Warrants is 3,268,980 with an exercise price of $16.62 per share. The Warrants also contain a cashless exercise provision and became exercisable at the option of the holder at any time beginning August 21, 2012.  We can force exercise of the Warrants at any time beginning February 21, 2015 if the daily volume weighted average price (the “VWAP”) of Common Stock is, at the time of such conversion, greater than or equal to $100.00 per share for the prior 45 consecutive trading day period, and if for each of those 45 consecutive trading days, an average of at least 5,000 shares of Common Stock are traded per day during such period.  The Warrants expire on August 21, 2020.  The Warrants also prohibit the payment of cash dividends for as long as the Warrants remain outstanding.

At December 31, 2014 and December 31, 2013, the unamortized issuance discount related to Senior Secured Notes was $0.3 million and $3.6 million, respectively. The outstanding principal of the Senior Secured Notes was $13.9 million and $26.8 million at December 31, 2014 and December 31, 2013, respectively.

Amendment No.5 was considered an extinguishment of debt. Accordingly, in the first quarter of 2013, for accounting purposes we extinguished the Senior Secured Notes and associated discounts and debt issuance costs of $33.2 million, $9.1 million and $1.2 million, respectively. We recognized a loss on extinguishment of debt of $15.1 million consisting of a loss from the modification of the terms of the 2020 Warrants of $10.9 million and a difference between the fair value and book value of debt of $4.2 million. We recorded the modified debt at its fair market value of $27.1 million, consisting of a principal amount of $33.2 million and discount of $6.1 million. Additionally, we recognized losses on the extinguishment of debt associated with interest and prepayment penalties on the prepayment of principal on our Senior Secured Notes totaling approximately $2.0 and $1.5 million respectively in 2014 and 2013.

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

In certain circumstances, after the occurrence of a fundamental change, the conversion rate shall be increased (according to the date of such fundamental change) for holders who convert their Convertible Senior Notes on or after the effective date of such fundamental change.  In addition, upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash of all or a portion of such holder’s Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If a holder converts some or all of its Convertible Senior Notes on or after May 1, 2013 but prior to August 1, 2017, in addition to the Conversion Shares, such holder will receive a coupon make-whole payment for the Convertible Senior Notes being converted.  The coupon make-whole payment will be equal to the sum of the present values of the lesser of five semi-annual interest payments or the number of semi-annual interest payments that would have been payable on such converted Convertible Senior Notes from the last day through which interest was paid on the Convertible Senior Notes through July 31, 2017.  The Company may elect to pay such make-whole payment in either cash or, subject to shareholder approval if required under applicable stock exchange rules, shares of common stock, and if paid in shares of common stock, then the stock will be valued at 95% of the simple average of the daily volume weighted average prices for the common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date.

The Company may not redeem the Convertible Senior Notes prior to August 1, 2015. Beginning August 1, 2015, the Company may redeem for cash all or part of the Convertible Senior Notes if the last reported sale price of its common stock equals or exceeds 150% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The Convertible Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to, with certain exceptions, incur additional indebtedness or guarantees of indebtedness, and to dispose of assets, except under certain conditions and with certain exceptions, including contributions of assets to specified joint venture transactions.  In addition, the terms of the Convertible Senior Notes Indenture require that the Company file all reports customarily filed with the SEC within the time frames required by SEC rules and provide information to permit the trading of the Convertible Senior Notes pursuant to SEC Rule 144A, and that all current and future domestic restricted subsidiaries (as defined in the Convertible Senior Notes) of the Company, except for immaterial subsidiaries, jointly and severally guarantee the Convertible Senior Notes on a senior unsecured basis.  The Company will be able to designate a restricted subsidiary as an unrestricted subsidiary under specified conditions. The Company designated its foreign subsidiaries as unrestricted.  These subsidiaries had no business operations as of December 31, 2014.

The Convertible Senior Notes contain customary events of default, including failure to pay interest after a 30 day grace period, failure to pay principal when due, failure to comply with certain covenants, such as the offer to repurchase upon a fundamental change, failure to comply with other covenants after a customary grace period, cross-defaults, judgment defaults and certain bankruptcy events. If an event of default on the Convertible Senior Notes has occurred and is continuing, the principal amount of the Convertible Senior Notes, plus any accrued and unpaid interest, may become immediately due and payable. Upon the occurrence of certain events of default, these amounts automatically become due and payable.

At December 31, 2014 and 2013, the unamortized issuance discount related to Convertible Senior Notes was $9.1 million and $12.0 million, respectively.

8.00% Subordinated Notes due 2017

In February 2012, we issued the Subordinated Notes in an aggregate amount of $47.33 million to Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”). Until modified by the Modification Agreements described below, the Subordinated Notes accrued interest at a rate of 8% per annum payable monthly in cash, and matured on August 17, 2017.

On February 24, 2014, the Company entered into Exchange Agreements (the “Exchange Agreements”) to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by the Subordinated Note Modification Agreements with each of the Subordinated Note Holders (the “Modification Agreements”) on January 19, 2015. The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.

Simultaneously with the execution of the Modification Agreements, each Subordinated Note Holder surrendered his or its Subordinated Note effective as of January 19, 2015 in exchange for a replacement subordinated note (each, a “First Amended and Restated Subordinated Note”). The First Amended and Restated Subordinated Notes provide that interest payments will be paid in kind as additional principal beginning with the first interest payment due with respect to interest that accrues beginning January 1, 2015, and the payment-in-kind interest will continue as long as those notes remain outstanding. Interest will continue to accrue at a rate of 8.00% per annum, and the maturity date will remain August 21, 2017.

Under the terms of the Company’s 10.00% Senior Secured Notes due 2017, the holders of the Senior Secured Notes may require the Company to repurchase up to 100% of the Senior Secured Notes at par plus accrued and unpaid interest. Holders of Senior Secured Notes can exercise the put beginning on March 23, 2015, and the Company would have up to 30 days after receiving notice of any put exercises in order to repurchase the Senior Secured Notes. Accordingly, the Company has been attempting to either refinance the Senior Secured Notes or to amend the terms of the Senior Secured Notes to delay the date on which the put right becomes exercisable. In order to facilitate the refinancing of the Senior Secured Notes, the Subordinated Note Holders have also agreed in the Modification Agreements to negotiate in good faith any inter-creditor agreement that may be requested by any senior lender in connection with the refinancing of the Senior Secured Notes or a deferral of the put right. Also, the First Amended and Restated Subordinated Note establishes as an event of default thereunder any acceleration of the indebtedness associated with the Senior Secured Notes or other senior indebtedness. However exercise of the Senior Secured Notes Put Option does not constitute an event of default.

The First Amended and Restated Subordinated Notes also eliminated the Company’s obligation to use 20% of the proceeds from equity financing after February 21, 2015, or 20% of the proceeds from subordinated debt financing at any time, to prepay a portion of the Subordinated Notes. The Subordination Agreement currently overrides that requirement, but the Modification Agreements makes it clear that the Company will not be subject to that requirement if the Senior Secured Notes are repaid in full.

Interest expense

For the years ended December 31, 2014 and 2013, interest expense consisted of the following (in thousands):

	December 31,
	2014	2013

Interest expense on Senior Secured Notes	$1,536	$2,377
Interest expense on Convertible Senior Notes	3,600	3,600
Interest expense on Subordinated Notes	3,786	3,786
Amortization original issuance discount on Senior Secured Notes	1,727	1,817
Amortization of issuance costs on Senior Secured Notes	—	58
Amortization original issuance discount on Convertible Senior Notes	2,939	2,660
Amortization of issuance costs on Convertible Senior Notes	457	373
Other interest income, net	(4)	(56)
Capitalized interest	—	(346)
Total interest expense, net	$14,041	$14,269

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We had 2.3 million shares authorized for issuance under the Plan of which approximately 0.7 million shares were available for future grants under the Plan as of December 31, 2014.

Stock-based compensation costs for the years ended December 31, 2014 and 2013 were $3.4 million and $3.7 million, respectively.

The following table presents the changes in unvested stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	grant date	grant date
	of shares	fair value per share	fair value
Unvested balance at December 31, 2012	16	$43.20	$670
Granted	402	14.67	5,896
Forfeited/Cancelled	(8)	13.20	(105)
Vested	(179)	14.35	(2,563)
Unvested balance at December 31, 2013	231	$16.90	$3,898
Granted	843	6.97	5,880
Forfeited/Cancelled	(23)	16.10	(361)
Vested	(185)	15.50	(2,869)
Unvested balance at December 31, 2014	866	$7.56	$6,548

The following table presents the changes in unvested stock options pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	exercise price	grant date
	of options	per share	fair value
Outstanding balance at December 31, 2013	—	$—	$—
Granted	317	6.30	1,688
Outstanding balance at December 31, 2014	317	$6.30	$1,688

The total vest date intrinsic value of awards vested in 2014 and 2013 was $1.2 million and $2.2 million respectively. On December 31, 2014 and 2013, we had $5.6 million and $2.6 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.3 years and 1.75 years, respectively.

NOTE 11 — SEVERANCE COSTS

In May 2014, ZaZa announced the resignation of Ian H. Fay as Chief Financial Officer of the Company. In connection with Mr. Fay’s resignation, the Company recognized severance costs totaling approximately $2.8 million in the second quarter of 2014 which are included in general and administrative expenses. In November 2014, the Company reached an agreement with Mr. Fay and recognized a benefit of $1.2 million related to a reduction in severance payments. The Company will have no further obligations to Mr. Fay. For the year ended December 31, 2014, we paid or otherwise settled $3.1 million related to severance and restructuring expenses. As of December 31, 2014, we have a remaining liability of $0.4 million which is recorded in current accrued liabilities.

In April 2013, ZaZa announced a significant reduction in workforce and terminated approximately 37 employees and contractors, and closed offices in Corpus Christi and Dallas. In the second quarter of 2013, we recognized $3.9 million in severance expense and $0.7 million in onerous contracts for a total expense of $4.6 million included in general and administrative expenses. For the year ended December 31, 2013, we paid or otherwise settled $3.2 million related to severance and restructuring expenses. As of December 31, 2013, we had a remaining liability of $1.4 million of which $1.0 million was recorded in current accrued liabilities and $0.4 million was recorded in non-current accrued liabilities.

NOTE 12 — OPERATING LEASES

ZaZa has non-cancelable office leases in Houston and Huntsville, Texas, with lease terms until March 2017. Rent expense for the years ended December 31, 2014 and 2013 totaled $0.9 million and $1.8 million, respectively, after reimbursements from subleases of $0.6 million and $0.4 million, respectively.

Future minimum rental payments under all non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

2015	$937
2016	905
2017	188
2018	—
2019	—
Thereafter	—
$2,030

The above future minimum rental payments under non-cancelable operating leases also include future obligations to Blackstone Oil & Gas, LLC (“Blackstone”) for the sublease of 3,992 square feet entered into on January 1, 2015 as disclosed in “Note 13 — Related Party Transactions.” Future minimum rental payments for 2015, 2016, and 2017 attributable to the Blackstone sublease are $0.2 million, $0.2 million, and $0.04 million respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

On December 19, 2014, Blackstone Oil & Gas, LLC (“Blackstone”) entered into a lease agreement for 3,992 square feet of office space in Houston that is occupied by the Company. On January 1, 2015, the Company entered into a sublease agreement with Blackstone to occupy this space. The Company will pay the landlord directly for lease expenses. There were no payments made to Blackstone in 2014.

On February 24, 2014, the Company entered into Exchange Agreements to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of preferred stock of the Company. The Exchange Agreements were amended and superseded by Modification Agreements on January 19, 2015. The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind.

On August 21, 2013, the Company entered into a stock purchase agreement with Todd A. Brooks, the President and Chief Executive Officer of the Company. Under the stock purchase agreement, Mr. Brooks agreed to purchase from the Company 150,000 (as adjusted for the reverse stock split) shares of the Company’s common stock at a price of $9.20 per share, which was the closing bid price of the common stock on the NASDAQ on August 21, 2013, for total consideration of $1,380,000. The shares of common stock were sold to Mr. Brooks in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

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

Lot-A-Go 5 (“LG5”) is an airplane rental company in which Todd A. Brooks and Gaston L. Kearby hold partnership interest. From time to time, ZaZa will rent aircraft for business travel reasons and be charged for the pilots’ time, hanger fees and fuel. During the year ended December 31, 2014 and 2013 ZaZa was charged and paid zero and $2,000, respectively, for such services.

On December 3, 2014, the Company entered into a letter agreement with the KLR Group, LLC (“KLR”) to serve as the exclusive advisor and placement agent for an offer and placement of the Company’s securities. Mr. Gaston L. Kearby, one of our board members, indirectly owns a 25% interest in KLR. We did not pay KLR any fees in 2014 or 2015 in connection with their engagement. On February 12, 2015, we terminated our engagement with KLR, but under the engagement letter, KLR retains a right, for 12 months following termination of its engagement, to be paid a customary placement agent’s fee if the Company consummates any public or private offering of securities with an investor introduced to the Company by KLR.

Entry into Reimbursement Agreements

In connection with but following consummation of the combination of Toreador and ZaZa LLC, the ZaZa Founders, each determined to transfer to certain service providers approximately 170 thousand (reverse split adjusted) shares of restricted common stock of the Company (the “Restricted Stock”), held by entities controlled by the ZaZa Founders. Because such transfers were expected to give rise to a compensation expense deduction to the Company upon vesting of the grants, as opposed to giving rise to a deduction to the ZaZa Founders, the Company agreed to pay in cash to the ZaZa Founders the economic value of any tax deduction the Company receives as a result of these grants by the ZaZa Founders.

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

The Company estimates that the Reimbursements total $4.1 million (included in Long-term payable — related parties on the consolidated balance sheet) or $1.4 million for each of Blackstone, Lara, and Omega. No payments have been made during the years ended December 31, 2014 and 2013. The tax characterization of the Reimbursements and their reporting shall be determined by a third party tax advisor to the Company, which advisor must be reasonably acceptable to the ZaZa Founders. Each of Blackstone, Lara, and Omega will be responsible and liable for any tax consequences (including, but not limited to, any interest or penalties) as a result of the Reimbursements.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Under the Quantum Agreements, we could also be required to repay Quantum for their proportionate interest in any additional interests and option acreage acquired outside the original $11 million investment between the date of the Quantum Agreements and two year anniversary. Quantum’s out of pocket costs that are incurred for additional interests and option acreage are contingent liabilities and only recorded as a liability when and if payment becomes probable. The Quantum Put Option cannot be enacted until the period beginning on the second anniversary of the Quantum Agreements and the 90th day following the second anniversary. As of December 31, 2014, this contingent liability totaled approximately $0.1 million.

NOTE 15 — DISCLOSURE OF MAJOR CUSTOMERS

For the years ended December 31, 2014 and 2013, customers who accounted for more than 10% of revenues included (in thousands):

	2014	2013

EOG Resources, Inc.	$9,255	$—
Sabine Oil & Gas, LLC	$1,597	$—
Gulfmark Energy, Inc.	$210	$4,141
Texla Energy Management Inc.	$376	$1,192
Southern Bay Oil & Gas LP	$—	$997

NOTE 16 — SUBSEQUENT EVENTS

As disclosed in “Note 9 — Long Term Debt” in more detail, effective as of January 19, 2015, the Company entered into Modification Agreements that amended and superseded the Exchange Agreements. The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind. These changes occurred immediately and, unlike the Exchange Agreements, are not subject to the refinancing of the Senior Secured Notes.

As disclosed in “Note 9 — Long Term Debt”, effective as of February 24, 2015, the Company entered into Amendment No. 7 to the Securities Purchase Agreement.

ZAZA ENERGY CORPORATION

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OIL AND GAS PRODUCING ACTIVITIES

Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Estimates of proved reserves in this annual report are prepared by independent engineering firms and are the responsibility of management. The preparation of our oil and gas reserve estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economics evaluation software, as well as multi-discipline management reviews.

No major discovery or other favorable or unfavorable event after December 31, 2014, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

Capitalized Costs Related to Oil and Gas Producing Activities.  The following table presents the capitalized costs relating to ZaZa’s oil and gas producing activities at December 31, 2014 and 2013.

	December 31,
	2014	2013
	(In thousands)
Proved properties	$30,073	$22,394
Unproved properties	31,576	28,993
	61,649	51,387
Accumulated depreciation, depletion and amortization	(12,401)	(5,336)
Net oil and gas properties	$49,248	$46,051

As of December 31, 2014 and 2013, we carried capitalized exploratory well costs of $3.8 million and $1.6 million, respectively, pending the determination of proved reserves. We did not capitalize any exploratory well cost for a period greater than one year.

Costs Incurred.  The following table presents the cash costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(In thousands)
Property acquisition costs:
Proved	$—	$3,109
Unproved	8,467	12,883
Exploration	3,609	24,958
Development	—	728
Total	$12,076	$41,678

Total costs incurred during the years ended December 31, 2014 and 2013, include capitalized interest of zero and $0.3 million respectively.

Proved Reserves.  The following table presents ZaZa’s proved reserves at December 31, 2014, 2013, and 2012, along with changes in proved reserves for years ended December 31, 2014 and 2013.

	Oil	Gas	Natural Gas Liquids	Equivalent
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Proved reserves - December 31, 2012	2,772	1,713	291	3,348
Revisions of prior estimates	2	53	3	14
Extensions and discoveries	14	146	15	53
Divestitures of reserves in-place	(2,709)	(1,418)	(282)	(3,227)
Acquisitions of reserves in-place	191	1,953	114	630
Production	(73)	(250)	(17)	(131)
Proved reserves - December 31, 2013	197	2,197	124	687
Revisions of prior estimates	73	(80)	117	177
Extensions and discoveries	100	1,097	118	400
Divestitures of reserves in-place	(5)	(52)	(8)	(22)
Acquisitions of reserves in-place	—	—	—	—
Production	(86)	(562)	(52)	(231)
Proved reserves - December 31, 2014	279	2,600	299	1,011

Proved developed reserves:
As of December 31, 2013	197	2,197	124	687
As of December 31, 2014	187	1,861	187	684
Proved undeveloped reserves:
As of December 31, 2013	—	—	—	—
As of December 31, 2014	92	738	112	327

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

The following table presents the standardized measure of discounted future net cash flows from production of ZaZa’s oil and gas reserves for the years ended December 31, 2014 and 2013:

	2014	2013
For the year ended December 31,
Future cash inflows	$46,702	$32,115
Future production costs	(19,979)	(10,351)
Future development costs	(5,299)	(1,373)
Future income tax expense	—	(1,575)
Future net cash flows	21,424	18,816
10% annual discount for estimated timing of cash flows	(6,973)	(4,280)
Standardized measure of discounted future net cash flows related to proved reserves	$14,451	$14,536

The prices of oil and gas at December 31, 2014 and 2013, used to estimate reserves in the table shown above, were approximately $92.76 per Bbl and approximately $96.97 per Bbl, of oil, respectively, and approximately $4.12 per Mcf and approximately $3.64 per Mcf of gas, respectively.  The price utilized was the proceeding twelve month average price based on closing prices on the first day of each month for the year and adjusted for differentials such as gravity, quality and geographical location.

Future income tax expense included in the standardized measure of discounted future net cash flows for the year ended December 31, 2014 above is zero due to sufficient net operating loss carryforwards thereby reducing our expected income tax expense to zero.

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table presents the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2014 and 2013 (in thousands)

	2014	2013
Beginning of the year	$14,536	$37,147
Net changes in prices and production costs	(1,575)	(1,469)
Net changes in future development costs	(633)	47,290
Oil and gas net revenue, net of production costs	(7,844)	(6,746)
Extensions and discoveries	5,902	1,672
Acquisition of reserves	—	17,140
Divestiture of reserves	(460)	(80,027)
Revisions of previous quantity estimates	3,051	(3,836)
Net changes in taxes	—	609
Accretion of discount	1,454	3,835
Changes in timing and other	20	(1,079)
End of the year	$14,451	$14,536