Form 10-K/A
period 2014-12-31
ZaZa Energy Corp
filed 2015-04-13
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed March 31, 2015 (the “Original Report”), is being filed to revise the presentation of the tables included under the caption “Productive Wells and Acreage” in Items 1 & 2 “Business & Properties” of the Original Report. As stated in the introduction to these tables in the Original Report, the data in the tables also included some acreage held by an affiliate of Quantum Energy Partners (“Quantum”), which closed a transaction with the Company on September 18, 2014 to purchase such acreage. Quantum’s acreage was included in the tables in the Original Report because of the accounting treatment of the transaction with Quantum. Quantum has the right to cause the Company to purchase Quantum’s interest in the jointly owned assets on an all or nothing basis for a cash price based on Quantum’s initial consideration paid of $11 million plus any out-of-pocket cost of acquiring and renewing leases under the Quantum Agreements on September 17, 2016.  Due to the terms of the Quantum Transaction, U.S. generally accepted accounting principles (“U.S. GAAP”) require that the affected oil and gas properties continue to be included as an asset on the consolidated balance sheet of the Company, with a corresponding liability for the contractual obligation to Quantum in the liabilities section of the consolidated balance sheet. For further details on the accounting treatment of the transaction with Quantum, see “Note 1 — Basis of Presentation — East Texas Joint Venture with Quantum” in the Notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Notwithstanding the treatment of Quantum’s acreage under U.S. GAAP, for purposes of Items 1 & 2 of Item 10-K/A, the portion of the acreage set forth in the Original Report that is subject to Quantum’s contractual right is owned by Quantum instead of the Company. In this Amendment No. 1, we are amending and restating the table to remove any acreage that is now owned by Quantum and to describe the amount of such affected acreage by footnote. Except as otherwise specifically noted, all information contained herein is as of December 31, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Original Form 10-K.

ZAZA ENERGY CORPORATION

		Page
Productive Wells and Acreage Table		2

Item 15	Exhibits and Financial Statement Schedules	3

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2014.  “Gross” represents the total number of acres or wells in which we own a working interest. “Net” represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing oil or gas.

As noted below, acreage held by Quantum through our joint venture with Quantum has been excluded from this presentation.  Because of the Quantum Put Option, U.S. GAAP require that the related oil and gas properties continue to be included as an asset on the consolidated balance sheet of the Company, with a corresponding liability for the Quantum Put Option in the liabilities section of the consolidated balance sheet.  Notwithstanding the treatment of Quantum’s acreage under U.S. GAAP, that acreage is owned by Quantum and not the Company.  For further details on our joint venture with Quantum see the caption “East Texas Joint Venture with Quantum” above and “Note 1 — Basis of Presentation — East Texas Joint Venture with Quantum” in the Notes to the consolidated financial statements included in this Annual Report on Form 10-K.

	Acres
	Undeveloped			Developed
	Gross	Net		Gross	Net
East Texas	129,988	33,256	(A)	26,987	6,747
South Texas	3,113	1,786		5,891	1,917
Total	133,101	35,042		32,878	8,664

(A) Excludes 6,134 net acres held by Quantum of which 1,131 net acres are held by production under ZaZa’s existing well bore interests.  For Quantum, these 1,131 net acres are considered undeveloped acreage, but because of the well bore interests, such acreage is not subject to expiration and is not included in the list of Quantum’s acreage in the table of expiring acreage below.

	Productive Wells
	Gross		Net
	Oil	Gas	Oil	Gas
East Texas	20.0	14.0	4.9	4.8
South Texas	5.0	4.0	0.3	2.5
Total	25.0	18.0	5.2	7.3

The following table sets forth our interest in undeveloped acreage as of December 31, 2014 that is subject to expiration in 2015, 2016, 2017 and thereafter.  As with the table above, the Quantum acreage has been excluded.

2015			2016			2017			Thereafter
Gross	Net		Gross	Net		Gross	Net		Gross	Net
65,725	15,305	(A)	47,810	9,924	(B)	16,276	6,989	(C)	3,290	2,824	(D)

(A) Excludes 2,549 net acres held by Quantum.

(B) Excludes 1,947 net acres held by Quantum.

(C) Excludes 493 net acres held by Quantum.

(D) Excludes 14 net acres held by Quantum.

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

10.78†	East Texas Development Agreement, dated September 18, 2014 (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed September 24, 2014).

10.79	Sublease Agreement, dated January 1, 2015, between Blackstone Oil and Gas, LLC and ZaZa Energy Development, LLC.

16.1	Letter from KPMG LLP, to the Securities and Exchange Commission, dated October 12, 2011 (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation’s registration statement on Form S-4 (Registration No. 333-177264) filed October 12, 2011).

16.2

Letter from Ernst & Young LLP dated June 13, 2014, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed on June 13, 2014).

21.1	Subsidiaries of ZaZa Energy Corporation.

23.1	Consent of BDO USA, LLP.

23.2	Consent of Ernst & Young, LLP.

23.3	Consent of Ryder Scott.

24.1	Power of Attorney (included as part of the signature page).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Ryder Scott, dated January 19, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAZA ENERGY CORPORATION

April 10, 2015
	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 10, 2015.

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