Form 10-Q
period 2015-03-31
ZaZa Energy Corp
filed 2015-05-14
CIK 1528393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2015, there were 13,284,139 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,073	$6,277
Accounts receivable	947	1,124
Prepayments and other current assets	720	1,440
Deferred income taxes	113	116
Total current assets	2,853	8,957

Property and equipment:
Oil and gas properties, successful efforts method	62,155	61,649
Furniture and fixtures	1,417	1,417
Total property and equipment	63,572	63,066
Accumulated depletion, depreciation and amortization	(15,115)	(13,632)
Property and equipment, net	48,457	49,434

Other assets	1,614	1,825

Total assets	$52,924	$60,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$2,526	$693
Accrued liabilities	4,409	7,968
Senior Secured Notes, net	13,795	13,551
Income taxes payable	131	49
Total current liabilities	20,861	22,261

Asset retirement obligations	414	400
Long-term payable - related parties	4,128	4,128
Convertible Senior Notes, net	31,664	30,896
Subordinated notes	48,283	47,330
Warrants	1,777	2,979
Embedded conversion options	196	555
Quantum put option	11,000	11,000
Deferred income taxes	113	116
Total liabilities	118,436	119,665
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,295,241 and 13,141,106 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	133	131
Additional paid-in capital	120,882	120,302
Accumulated deficit	(186,484)	(179,839)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(65,512)	(59,449)

Total liabilities and stockholders’ deficit	$52,924	$60,216

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil and gas revenues	$1,277	$3,026
Total revenues	1,277	3,026

Operating costs and expenses:
Lease operating expense	1,057	1,018
Depreciation, depletion, amortization, and accretion	1,497	1,704
Impairment of oil and gas properties	—	1,630
General and administrative	3,549	6,163
Gain on asset divestitures	(6)	(4,076)
Total operating costs and expenses	6,097	6,439

Operating loss	(4,820)	(3,413)

Other (income) expenses:
Loss on extinguishment of debt	5	1,981
Interest expense, net	3,354	3,610
Gain on fair value of warrants	(1,202)	(4,478)
Gain on fair value of embedded conversion options	(359)	(1,950)
Total other expenses (income)	1,798	(837)

Loss before income taxes	(6,618)	(2,576)
Income tax expense (benefit)	27	(1,221)
Net loss	$(6,645)	$(1,355)

Basic and diluted net loss per share	$(0.54)	$(0.13)
Basic and diluted weighted average shares outstanding	12,402	10,537

Consolidated Statement of Comprehensive Loss:
Net loss	$(6,645)	$(1,355)
Foreign currency translation, net of taxes	—	51
Comprehensive loss	$(6,645)	$(1,304)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	Deficit	Loss	Deficit

Balance at December 31, 2014	13,141	$131	$120,302	$(179,839)	$(43)	$(59,449)
Common stock issuance	13	—	19	—	—	19
Stock-based compensation cost	141	2	561	—	—	563
Comprehensive loss	—	—	—	(6,645)	—	(6,645)
Balance at March 31, 2015	13,295	$133	$120,882	$(186,484)	$(43)	$(65,512)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,645)	$(1,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	1,497	1,704
Gain on asset divestitures	(6)	(4,076)
Loss on impairment of oil and gas properties	—	1,630
Deferred income taxes	—	(1,257)
Amortization of deferred debt issuance costs and discount	1,154	1,346
Loss on extinguishment of debt	5	1,593
Paid-in-kind interest expense	953	—
Gain on fair value of warrants	(1,202)	(4,478)
Gain on fair value of embedded conversion options	(359)	(1,950)
Stock-based compensation expense	563	529
Changes in operating assets and liabilities:
Restricted cash	—	11,500
Accounts receivable	177	(677)
Prepayments and other assets	804	785
Accounts payable and accrued liabilities	(574)	(1,411)
Net cash provided by (used in) operating activities	(3,633)	3,883

Cash flows from investing activities:
Proceeds from divestitures	6	4,701
Additions to oil and gas properties	(1,577)	(1,319)
Cash provided by (used in) investing activities	(1,571)	3,382

Cash flows from financing activities:
Payment of Senior Secured Notes	—	(11,770)
Cash used in financing activities	—	(11,770)

Effects of foreign currency translation on cash and cash equivalents	—	51
Net decrease in cash and cash equivalents	(5,204)	(4,454)
Cash and cash equivalents, beginning of period	6,277	15,186
Cash and cash equivalents, end of period	$1,073	$10,732

Supplemental disclosures:
Cash paid during the period for interest	$2,471	$3,255
Cash paid during the period for income taxes	$—	$—
Increase (decrease) in accrued capital expenditures	$(1,071)	$104

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

During interim periods, ZaZa follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.

All material intercompany accounts and transactions have been eliminated in consolidation.

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty” or “EOG”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of March 31, 2015, approximately 139,000 gross acres of the joint venture in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, has borne 100% of the drilling and completion costs of certain specified wells, and has paid a portion of our share of additional seismic or well costs in order to earn its interest in these properties per the JEDA terms.  Initially, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was divided into three phases.

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

On March 7, 2014, ZaZa entered into a further amendment to the JEDA pursuant to which we agreed to assign to the counterparty approximately 9,600 net acres, which represents a 75% working interest in our remaining Phase III acreage, in exchange for cash consideration of approximately $4.7 million and the carry by the counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million.  As of March 31, 2015, the $9.2 million of carried costs have been fully deployed.

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

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes Development Area comprises approximately 139,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 30,000 net acres and Quantum holds and approximately 4% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Madison-Walker-Grimes Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon Development Areas comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  U.S. generally accepted accounting principles (“U.S. GAAP”) prevents sale accounting due to the Quantum Put Option. Accordingly, the related oil and gas properties continue to be included in the consolidated balance sheet, and a liability was recorded for the Quantum Put Option in an amount equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million represent contingent liabilities and will be recorded as a liability when and if payment becomes probable. As of March 31, 2015, this contingent liability totaled approximately $0.1 million.  The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

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

Sabine completed the first commitment well on February 14, 2014 and ZaZa transferred to Sabine a 75% working interest in approximately 3,200 net acres, the majority of which is held by production, and the Boening well.  Sabine completed the second commitment well on March 11, 2014, and ZaZa transferred to Sabine a 75% working interest in the remaining net acres.  Sabine carried us for the $300,000 of expenses related to extension and renewal of leases in connection with drilling the second well.  Participating interests in any additional wells drilled or lease acreage acquired in the Sweet Home prospect will be shared 75% by Sabine and 25% by ZaZa under an area of mutual interest that will expire on September 15, 2015 (assuming affirmative elections to participate in such lease acreage acquisition(s)).

NOTE 2 — GOING CONCERN

Our independent registered public accounting firm for the year ended December 31, 2014 issued its report dated March 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our working capital deficiency and inability to generate sufficient cash flows to fund operations and meet debt service requirements.

Pursuant to an agreement with the holders of our 10% Senior Secured Notes due 2017 (the “Senior Secured Notes”), the Company will be required to repurchase on May 29, 2015 all of the Senior Secured Notes at a price equal to the $13.9 million in principal amount, plus any accrued and unpaid interest and a 3% amendment fee.  The Company does not currently have sufficient cash or cash equivalents to complete its repurchase obligations to the holders of the Senior Secured Notes.

Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  As of March 31, 2015, we had $1.1 million in cash and cash equivalents and working capital deficit of $18.0 million (of which $13.8 million related to our Senior Secured Notes).  On April 30, 2015, ZaZa closed a sale of preferred stock and warrants for approximately $2.5 million in gross proceeds (the “April 2015 Financing”) to drill and develop Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for working capital. Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.0 million.  Over the next year, we anticipate monthly cash general and administrative expenses and cash interest payments to average $1.3 million per month.

Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes and we will be in default under the Senior Secured Notes.  If a default under the Senior Secured Notes involves an amount in excess of $10 million, we would also be in default under the indenture that governs our Convertible Senior Notes.  If a default occurs under the Senior Secured Notes or the Convertible Senior Notes, the holders of such debt could accelerate the indebtedness, demand immediate payment and use a variety of legal remedies to enforce their claims.  If any of these defaults and the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.  We are currently discussing with potential sources of capital and holders of the Senior Secured Notes a transaction to refinance the Senior Secured Notes and to avoid a possible default.

Although we have no assurance regarding our ability to successfully negotiate a refinancing of the Senior Secured Notes, any such modification may result in significant changes to the Company’s capital structure, the disposition of material assets, and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Our primary anticipated methods of fully funding our cash requirements are through changes to our debt arrangements, debt and equity financing activities, joint-ventures, asset monetization and the curtailment of capital expenditures.

On February 24, 2015, we initiated a process to evaluate broader transactions, such as new partnerships and joint ventures.  ZaZa has retained Seaport Global Securities LLC as financial advisor to assist in evaluating such broader alternatives.  To date, we have not entered into any definitive documentation for any such transactions, and no such transactions have been consummated.  We will continue to search for possible transactions, but no assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows and has not yet determined the transition method it will use.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30)”.  This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums.  This accounting standards update is effective for public entities with financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption of the amendment permitted.  We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial statements.

NOTE 4 — LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Basic loss per share:
Numerator:
Net loss	$(6,645)	$(1,355)

Denominator:
Weighted average common shares outstanding	12,402	10,537

Basic loss per share	$(0.54)	$(0.13)

Diluted loss per share:
Numerator:
Loss from operations	$(6,645)	$(1,355)
Impact of assumed conversions on interest	—	—
Less: gain on fair value of warrants, net of tax	—	—
Net loss	$(6,645)	$(1,355)

Denominator:
Weighted average common shares	12,402	10,537
Unvested restricted stock	— (a)	— (d)
Net warrant/option shares issued under the treasury stock method	— (b)	— (e)
Weighted average shares associated with convertible debt	— (c)	— (f)
Weighted average diluted shares outstanding	12,402	10,537

Diluted loss per share	$(0.54)	$(0.13)

For the three months ended March 31, 2015, the calculations of diluted loss per common share did not include the anti-dilutive effects attributable to the following: (a) 0.7 million unvested restricted stock, (b) 0.3 million options and 3.4 million warrants, and (c) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes.

For the three months ended March 31, 2014, the calculations of diluted loss per common share did not include the anti-dilutive effects attributable to the following: (d) 0.2 million unvested restricted stock, (e) 2.7 million warrants, and (f) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes.

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

The following table reconciles income tax expense/(benefit) at the U.S. federal statutory rate to the expense/(benefit) for income taxes (in thousands):

	Three Months Ended March 31,
	2015	2014

Statutory tax at 35%	$(2,316)	$(902)
Gain on warrants	(421)	(245)
Adjustments to valuation allowance	2,615	(110)
Other	149	36
Income tax expense (benefit)	$27	$(1,221)

Income tax for the three months ended March 31, 2015 and 2014 was an expense of $27,000 and a benefit of $1.2 million, respectively. The income tax expense for the three months ended March 31, 2015 of $27,000 is different from the statutory tax benefit (at a rate of 35%) of $2.3 million due to permanent differences related to the gain on the warrants and an increase in the valuation allowance. The income tax benefit for the three months ended March 31, 2014 of $1.2 million is different from the statutory tax benefit (at a rate of 35%) of $0.9 million due to permanent differences related to the gain on the warrants and a reduction in the valuation allowance.

We have approximately $144 million in gross net operating losses. As a result of the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

As of March 31, 2015 and December 31, 2014, the Company has NOLs available for carryback that exceed the $16.4 million of unrecognized tax benefit.  As such, the unrecognized tax benefit is presented as a reduction of the NOLs, resulting in no liability on the consolidated balance sheet as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, we are not able to reasonably estimate the period in which settlement related to the $16.4 million of uncertain tax positions could occur, if at all.

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

The Senior Secured Notes and Subordinated Notes were valued under the income approach using discounted cash flows.  The Convertible Senior Notes and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the note. The warrants issued in association with the Senior Secured Notes (the “Senior Secured Notes Warrants”) were valued as written call options using a Binomial Lattice Model.

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

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2015
Warrants	$—	$—	$1,777	$1,777
Embedded conversion options	—	—	196	196
Total	$—	$—	$1,973	$1,973

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2014
Warrants	$—	$—	$2,979	$2,979
Embedded conversion options	—	—	555	555
Total	$—	$—	$3,534	$3,534

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the years ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$3,534	$20,535
Gain on fair value of warrants included in earnings	(1,202)	(4,478)
Gain on fair value of embedded conversion options included in earnings	(359)	(1,950)
Balance at end of period	$1,973	$14,107

On March 31, 2015, the Senior Secured Notes, which had a book value of $13.8 million (net of unamortized discount of $0.1 million), had a fair value of approximately $13.9 million.  An increase in the credit spread by 500 basis points results in no change to the fair value of the note.

On March 31, 2015, the Convertible Senior Notes, which had a book value of $31.7 million (net of unamortized discount of $8.3 million), had a fair value of approximately $31.7 million.  An increase in the credit spread by 500 basis points results in a $2.5 million decrease in the fair value of the note.

On March 31, 2015, Subordinated Notes, which had a book value of $48.3 million, had a fair value of approximately $34.0 million.  An increase in the credit spread by 500 basis points results in a $3.0 million decrease in the fair value of the note.

As of March 31, 2015, an increase in the volatility by 5% results in a $0.3 million and $0.0 million increase in the fair values of the warrants and embedded conversion options, respectively.

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

There were no impairments in the first quarter of 2015. In the first quarter of 2014, non-producing leasehold costs in South Texas with carrying values of $2.4 million were written down to their fair values of $0.8 million, resulting in pretax impairment charges of $1.6 million. The declines in fair value of these non-producing leases were driven by shorter remaining lease terms.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Asset retirement obligations at beginning of period	$400	$306
Obligations incurred	—	18
Revisions	—	9
Accretion expense	14	12
Asset retirement obligations at the end of period	$414	$345

NOTE 9 — LONG-TERM DEBT

As described in more detail in our 2014 Annual Report on Form 10-K, our long-term debt includes 10.00% Senior Secured Notes due 2017 (“Senior Secured Notes”), 9.00% Convertible Senior Notes due 2017 (“Convertible Senior Notes”), and 8.00% Subordinated Notes due 2017 (“Subordinated Notes”).

Our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Senior Secured Notes, net (1)	$13,795	$13,551
Convertible Senior Notes, net (2)	31,664	30,896
Subordinated Notes	48,283	47,330
Total debt	93,742	91,777
Less: current portion (3)	(13,795)	(13,551)
Total long-term debt	$79,947	$78,226

(1)

The Senior Secured Notes issuance discount is amortized to the principal amount through the date of the initial put right on May 6, 2015 (was subsequently adjusted to May 29, 2015 via Amendment No. 8) using the effective interest rate method and a rate of 17.5%.

(2)	The Convertible Senior Notes issuance discount is amortized through maturity on August 1, 2017 using the effective interest rate method and a rate of 17.9%.
(3)

We classified $13.8 million and $13.6 million of our Senior Secured Notes as current as of March 31, 2015 and December 31, 2014, respectively, consisting of principal of $13.9 million and discount of $0.1 million and $0.3 million, respectively, pursuant to the Senior Secured Notes Purchase Agreement described below, which gives the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning March 23, 2015.

10.00% Senior Secured Notes due 2017 and Warrants

The Senior Secured Notes were issued under a Senior Secured Notes Purchase Agreement, dated February 21, 2012 (as amended, the “Senior Secured Notes Purchase Agreement”) and will mature on February 21, 2017 (subject to an early put option as described below).  The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries.

Pursuant to the Senior Secured Notes Purchase Agreement, the purchasers of our Senior Secured Notes were also issued the Senior Secured Notes Warrants, which were originally exercisable for 26,315,789 shares of our common stock at an exercise price of $3.15 per share. Due to various transactions in prior periods having triggered anti-dilution adjustments in the Senior Secured Notes Warrants and considering the impact of the reverse stock split, as of March 31, 2015, the number of outstanding shares of Common Stock represented by the Senior Secured Notes Warrants was 3,404,275 with an exercise price of $15.96 per share. The Senior Secured Notes Warrants expire on August 21, 2020.

Effective as of February 24, 2015, the Company entered into Amendment No. 7 to the Senior Secured Notes Purchase Agreement. Prior to Amendment No. 7, the Senior Secured Notes Purchase Agreement provided that each holder of Senior Secured Notes had the right, beginning on February 21, 2015, to give notice to the Company, requiring the Company to repurchase up to 100% of such Purchaser’s Senior Secured Notes at par plus accrued and unpaid interest (the “Senior Secured Notes Put Option”). The Company would have had 60 days after such notice to repurchase any such Senior Secured Notes.  Amendment No. 7 amended the Senior Secured Notes Purchase Agreement to delay the earliest date that any noteholder could exercise the Senior Secured Notes Put Option by 30 days (from February 21, 2015 to March 23, 2015).  Amendment No. 7 also contained a corresponding decrease from 60 days to 30 days of the time period afforded to the Company to complete the repurchase of the Senior Secured Notes of any holder that exercises its rights in accordance with the terms of Senior Secured Notes Put Option.

On April 6, 2015, the holders of the Senior Secured Notes began to exercise the Senior Secured Notes Put Option resulting in a requirement for the Company to repurchase on May 6, 2015 substantially all of the $13.9 million in principal amount of the Senior Secured Notes plus accrued and unpaid interest. Refer to Note 12 — Subsequent events for further discussion of changes to the Senior Secured Notes that occurred after March 31, 2015, including the extension, from May 6, 2015 to May 29, 2015, of the prepayment date under the Senior Secured Put Option.

The outstanding principal of the Senior Secured Notes was $13.9 million at March 31, 2015 and December 31, 2014. The next interest payment on the Senior Secured Notes is due May 21, 2015 in the amount of $0.3 million.

9.00% Convertible Senior Notes due 2017

As of December 31, 2014, the Company had $40,000,000 aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The reverse stock split adjusted conversion rate is 40.0052 shares per $1,000 Convertible Senior Notes which equated to an initial conversion price of $25.00 per share.

In the first quarter of 2015, ZaZa successfully completed a test of the exchange mechanism and exchanged $18,000 of Convertible Senior Notes into 12,833 shares of common stock thereby reducing the aggregate principal amount of Convertible Senior Notes to $39,982,000 as of March 31, 2015. The Convertible Senior Notes holders received a 20% premium to market when they converted their debt into common shares and the Company recognized a loss on extinguishment of debt of $5 thousand.

At March 31, 2015 and December 31, 2014, the unamortized issuance discount related to Convertible Senior Notes was $8.3 million and $9.1 million, respectively.  At March 31, 2015 and December 31, 2014, the unamortized debt issuance costs related to the Convertible Senior Notes was $1.5 million and $1.6 million respectively.  The outstanding principal on the Convertible Senior Notes was $40.0 million at both March 31, 2015 and December 31, 2014.

8.00% Subordinated Notes due 2017

In February 2012, we issued Subordinated Notes in an aggregate amount of $47.3 million to Todd A. Brooks (President and Chief Executive Officer of the Company) and Blackstone Oil & Gas, LLC (an entity controlled by Mr. Brooks) (together, the “Brooks Note Holders”), (b) John E. Hearn, Jr. (a Director of the Company) and Lara Energy, Inc. (an entity controlled by Mr. Hearn) (together, the “Hearn Note Holders”) and (c) Gaston L. Kearby (a Director of the Company) and Omega Energy Corp. (an entity controlled by Mr. Kearby) (together, the “Kearby Note Holders,” and collectively with the Brooks Note Holders and the Hearn Note Holders, the “Subordinated Note Holders”). The Subordinated Notes accrue interest at a rate of 8% per annum payable monthly in cash, and mature on August 17, 2017.

On February 24, 2014, the Company entered into Exchange Agreements (the “Exchange Agreements”) to exchange an aggregate of $47.3 million in 8.00% Subordinated Notes due 2017 for a combination of shares of common stock of the Company and shares of a new series of 13% preferred stock of the Company. The Exchange Agreements were amended and superseded by the Subordinated Note Modification Agreements with each of the Subordinated Note Holders (the “Modification Agreements”) on January 19, 2015. The Modification Agreements provide that, instead of exchanging the Subordinated Notes for common stock and preferred stock of the Company, all interest payments to the Subordinated Note Holders will be paid in kind. These changes will occur immediately and, unlike the Exchange Agreements, are not subject to the refinancing of the Senior Secured Notes.

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

Interest expense

For the three months ended March 31, 2015 and 2014, interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014

Interest expense on Senior Secured Notes	$347	$420
Interest expense on Convertible Senior Notes	900	900
Interest expense on Subordinated Notes	953	947
Amortization original issuance discount on Senior Secured Notes	245	531
Amortization original issuance discount and costs on Convertible Senior Notes	909	814
Other interest (income) expense, net	—	(2)
Total interest expense, net	$3,354	$3,610

NOTE 10 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

We currently have 2.3 million shares authorized for issuance under the Plan adopted in March 2012.  At March 31, 2015, approximately 0.1 million shares were available for future grants under the Plan.

Stock-based compensation costs for the three months ended March 31, 2015 and 2014 were $0.6 million and $0.5 million, respectively.

The following table presents the changes in unvested stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	grant date	grant date
	of shares	fair value per share	fair value
Unvested balance at December 31, 2014	866	$7.56	$6,548
Granted	532	2.17	1,154
Forfeited / Cancelled	(156)	7.21	(1,124)
Vested	(554)	2.73	(1,514)
Unvested balance at March 31, 2015	688	$7.36	$5,064

The following table presents the changes in unvested stock options pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	exercise price	grant date
	of options	per share	fair value
Outstanding balance at December 31, 2014	317	$6.30	$1,688
Granted	—	—	—
Outstanding balance at March 31, 2015	317	$6.30	$1,688

At March 31, 2015 and 2014, we had $4.1 million and $2.1 million, respectively, of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 2.14 years and 1.57 years, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

Under the Quantum Agreements, we could also be required to repay Quantum for their proportionate interest in any additional interests and option acreage acquired outside the original $11 million investment between the date of the Quantum Agreements and two year anniversary. Quantum’s out of pocket costs that are incurred for additional interests and option acreage are contingent liabilities and only recorded as a liability when and if payment becomes probable. The Quantum Put Option cannot be enacted until the period beginning on the second anniversary of the Quantum Agreements and the 90th day following the second anniversary. As of March 31, 2015, this contingent liability totaled approximately $0.1 million.

NOTE 12 — SUBSEQUENT EVENTS

Effective April 21, 2015, the Company entered into Amendment No. 8 to the Senior Secured Notes Purchase Agreement (“Amendment No. 8”) to extend, from May 6, 2015 to May 29, 2015, the date of prepayment under the Senior Secured Put Option. Additionally, Amendment No. 8 will require the Company to repurchase all of the Senior Secured Notes, including accrued and unpaid interest to the date of repurchase, so the Company will be required to pay approximately $13.9 million plus accrued and unpaid interest on May 29, 2015. As consideration for the extension of the prepayment date, the Company is required to pay each of the holders an amendment fee in an amount equal to 3% of the aggregate outstanding principal amount of such holder’s Senior Secured Notes for a total of $0.4 million and the exercise price for the Senior Secured Notes Warrants is lowered from $15.96 per share to $2.50 per share. As of March 31, 2015, the Senior Secured Notes Warrants were exercisable for an aggregate of 3,404,275 shares of the Company’s common stock.

As part of our efforts to raise additional funds, on April 30, 2015, ZaZa closed the April 2015 Financing for $2.5 million in gross proceeds. Under the terms of the April 2015 Financing, ZaZa sold an aggregate of 2,500 shares of Series A 5% Convertible Preferred Stock (the “Preferred Stock”) at a negotiated price of $1,000 per share, and warrants to purchase an aggregate of 1,875,000 shares of common stock at an exercise price of $2.25 per share. The Preferred Stock sold is convertible into an aggregate of 2,500,000 shares of common stock at a ratio equal to approximately 1,000 shares of the Company’s common stock for each share of Preferred Stock.  Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.0 million.

On April 23, 2015, the Company executed Amendment No. 9 to the Senior Secured Notes Purchase Agreement (“Amendment No. 9”) with the majority of the holders of the Senior Secured Notes in order to waive and consent to any breach by the Company resulting from the issuance of “Disqualified Stock” and any other restrictive covenants under the Senior Secured Notes Purchase Agreement in respect of the April 2015 Financing.

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations, and specific risks involved with investing in our common stock, are disclosed under “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this Quarterly Report on Form 10-Q and are incorporated by reference herein.

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

Our strategy is to enhance shareholder value through consistent growth in cash flows by focusing on the organic development of our existing assets within our core areas.  ZaZa plans to principally implement this strategy as an operator.  We are currently preparing to drill a series of vertical wells in East Texas, leveraging our in-house engineering, drilling, and completions expertise. We also are pursuing opportunities to diversify and build upon our current portfolio through the acquisition of additional unconventional and conventional assets with a focus on Texas and onshore Gulf of Mexico.

Since the third quarter of 2014, our liquidity has been an area of concern.  The drop in oil prices that began at the end of 2014 and continues today has created further liquidity challenges as our revenues are directly linked to the price of oil.  As further discussed below under the heading “Liquidity and Capital Resources,” our prospectus for adequate liquidity in 2015 are uncertain, especially in light of the fact that on May 29, 2015, the Company is required to purchase $13.9 million of principal amount of Senior Secured Notes plus any accrued and unpaid interest and a 3% amendment fee.   Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  Our board of directors and management are actively exploring financing and partnership alternatives while seeking to restructure our debt.  We can offer no assurance that a solution will be found.

As part of our efforts to raise additional funds, on April 30, 2015, ZaZa closed the April 2015 Financing for $2.5 million in gross proceeds. Pursuant to the April 2015 Financing, ZaZa issued shares of a newly designated Series A 5% Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has a total liquidation preference of $2.5 million and is convertible, at the option of the holder, into 2,500,000 shares of common stock, subject to anti-dilution protections customary for this type of transaction. Pursuant to the April 2015 Financing, the Company also issued warrants to purchase up to 1,875,000 shares of the Company’s common stock with an initial exercise price of $2.25, subject to anti-dilution price protections customary for this type of transaction. Each warrant will be exercisable into one share of ZaZa common stock, for a period of five years beginning October 30, 2015. Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.0 million.  The net proceeds of this equity raise are earmarked to drill and develop our Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for general and administrative costs associated with negotiating other financing arrangements, including a possible refinancing of the Senior Secured Notes.

ZaZa owns producing and non-producing oil and gas acreage in proven or prospective basins that are located in South Texas and East Texas.  Almost all of our assets are located within the United States.  Except for an immaterial amount of cash held by our foreign subsidiaries, which we are in the process of dissolving, we have no assets or operations outside of the United States.  In this Quarterly Report, our use of “East Texas” refers to Houston, Leon, Madison, Grimes, Walker, Trinity and Montgomery counties and the surrounding region; and our use of “South Texas” refers to DeWitt and Lavaca counties and the surrounding region.

Additionally, we have converted our natural gas reserves or production into barrel of oil equivalents in this Quarterly Report. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil.

Recent Developments

East Texas Joint Venture with EOG

On March 7, 2014, we entered into the Fourth Amendment (the “Fourth Amendment”) to our Joint Exploration and Development Agreement with EOG with respect to the joint development of certain of our East Texas properties.  Under the Fourth Amendment, we agreed to assign to EOG approximately 9,600 net acres in East Texas representing a 75% working interest in the acreage remaining in the third and final phase of the joint development program under the JEDA.  As consideration for this transfer, we received approximately $4.7 million in cash and the carry by our counterparty of our share of future drilling and completion costs in an aggregate amount up to approximately $9.2 million. As of March 31, 2015, the $9.2 million of carried costs had been fully deployed.

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

For more information on the Quantum Agreements, see “Note 1 — Basis of Presentation — East Texas Joint Venture with Quantum.”

Following the closing of the Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes Development Area comprises approximately 139,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 30,000 net acres and Quantum holds an approximately 4% working interest, or 6,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Madison-Walker-Grimes Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon Development Areas comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  U.S. generally accepted accounting principles (“U.S. GAAP”) prevents sale accounting due to the Quantum Put Option. Accordingly, the related oil and gas properties continue to be included in the consolidated balance sheet, and a liability was recorded for the Quantum Put Option in an amount equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million represent contingent liabilities and will be recorded as a liability when and if payment becomes probable. As of March 31, 2015, this contingent liability totaled approximately $0.1 million.  The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

South Texas Joint Venture with Sabine

In South Texas, our joint venture partner — Sabine South Texas LLC (“Sabine”), a subsidiary of Sabine Oil & Gas Corporation, completed two fully carried commitment wells during the first quarter of 2014.  In exchange for Sabine fulfilling its obligations with respect to our South Texas joint venture, ZaZa transferred a 75% working interest in approximately 5,700 net acres, the majority of which are held by production, and a well known as the Boening well.  Participating interests in any additional wells drilled or lease acreage acquired under an area of mutual interest will be shared 75% by Sabine and 25% by ZaZa (assuming affirmative elections to participate in such lease acreage acquisition(s)).  The area of mutual interest expires on September 15, 2015.

Financial Summary

For the three months ended March 31, 2015:

•                  Production was 54 MBOE of which 16 MBOE was oil production (30%).

•                  Revenues and other income from continuing operations were $1.3 million.

•                  Operating costs of continuing operations were $6.1 million.

•                  Net loss from continuing operations was $6.6 million.

At March 31, 2015, we had:

•                  Cash and cash equivalents of $1.1 million.

•                  Current ratio (current assets/current liabilities) of 0.14 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

The following table presents our production, average prices obtained for our production and average production cost for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Production Volumes
Crude oil (Bbls)
East Texas	13,801	19,653
South Texas	1,814	2,298
Total	15,615	21,951

Natural gas (Mcf)
East Texas	135,971	104,293
South Texas	23,759	48,995
Total	159,730	153,288

Natural gas liquids (Bbls)
East Texas	9,206	9,587
South Texas	2,559	868
Total	11,765	10,455

Equivalents (BOE)
East Texas	45,669	46,623
South Texas	8,333	11,331
Total	54,002	57,954

Average Sales Prices
Crude Oil ($/Bbl)
East Texas	$45.39	$96.60
South Texas	$38.55	$94.18
Total	$44.59	$96.34

Natural gas ($/Mcf)
East Texas	$2.72	$4.52
South Texas	$2.77	$3.70
Total	$2.72	$4.26

Natural gas liquids ($/Bbl)
East Texas	$11.61	$23.57
South Texas	$15.03	$37.48
Total	$12.35	$24.72

Average Production Costs ($/BOE)
East Texas	$20.94	$18.37
South Texas	$12.09	$14.27
Total	$19.57	$17.57

Revenue

Oil and gas revenue

Oil and gas revenue for the three months ended March 31, 2015 and 2014 was $1.3 million and $3.0 million. This decrease is primarily due to the decrease in crude oil prices ($1.5 million) and lower production volumes ($0.2 million).

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

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014

East Texas	$956	$856
South Texas	101	162
Total	$1,057	$1,018

Lease operating expenses

Lease operating expenses were $1.1 million, or $19.57 per BOE produced, for the three months ended March 31, 2015, compared to $1.0 million, or $17.57 per BOE produced, for the three months ended March 31, 2014.  LOE remained relatively constant for the period.

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the three months ended March 31, 2015 and 2014 was $1.5 million and $1.7 million respectively. This decrease is primarily due to lower depletion rates and production volumes.

Impairments

There were no impairments in the first quarter of 2015. In the first quarter of 2014, we recorded impairment charges of $1.6 million related to shorter remaining lease terms in South Texas.

General and administrative

General and administrative expense for the three months ended March 31, 2015 totaled $3.5 million compared to $6.2 million for the same period in 2014. This decrease is primarily due to cost reductions related to consulting and professional fees of $1.3 million and salaries and bonuses of $1.4 million.  Adjusted general and administrative expenses (“Adjusted G&A”) (see Non-GAAP Financial Measures and Reconciliation) for the three months ended March 31, 2015 was $2.6 million compared to $5.3 million for the three months ended March 31, 2014, a decrease of $2.7 million, or 51%.  The difference between adjusted G&A for 2015 of $2.6 million and reported GAAP general and administrative expenses of $3.5 million are non-cash compensation expenses of $0.7 million and cost incurred associated with settlement benefits of $0.3 million. The difference between adjusted G&A for 2014 of $5.3 million and reported GAAP general and administrative expenses of $6.2 million were non-cash compensation expenses of $1.1 million and partially offset by litigation settlements of $0.2 million.   Adjusted G&A is a non-GAAP measure — please see our reconciliation of Adjusted G&A to GAAP general and administrative expenses below under “Non-GAAP Financial Measures and Reconciliation”.

Gain on asset divestitures

In the first quarter of 2015, we did not record a material gain on asset divestitures.  In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East Texas joint venture with EOG.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended March 31, 2015 and 2014 was $5 thousand and $2.0 million, respectively. The loss for the three months ended March 31, 2014 related to a prepayment of our Senior Secured Notes from a principal amount of $26.8 million to $15.0 million resulting in a $1.6 million write-off of the original issuance discount and $0.4 million in prepayment fees.

Interest expenses, net

For the three months ended March 31, 2015 and 2014, we recorded $3.4 million and $3.6 million respectively in net interest expense.  Lower outstanding principal in 2015 resulted in lower interest expense. Included in the $3.4 million net interest expense for the three months ended March 31, 2015 is $1.0 million interest expense on Subordinated Notes that is paid-in-kind.

Gain on fair value of warrants and embedded conversion options

For the three months ended March 31, 2015 and 2014, we recorded gains in fair value of warrants associated with our Senior Secured Notes and embedded conversion options associated with our Convertible Senior Notes of $1.6 million and $6.4 million, respectively. The variances are mainly a result of decreases in our stock price.

Income tax expense

Income tax for the three months ended March 31, 2015 and 2014 was an expense of $27 thousand and a benefit of $1.2 million, respectively. The income tax expense for the three months ended March 31, 2015 of $27 thousand is different from the statutory tax benefit (at a rate of 35%) of $2.3 million due to permanent differences related to the gain on the warrants and an increase in the valuation allowance. The income tax benefit for the three months ended March 31, 2014 of $1.2 million is different from the statutory tax benefit (at a rate of 35%) of $0.9 million due to permanent differences related to the gain on the warrants and a reduction in the valuation allowance.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we disclose certain non-GAAP financial measures in our earnings press releases and other public disclosures. The primary non-GAAP financial measure we focus on is adjusted G&A. This financial measure excludes the impact of certain expenses and benefits and therefore has not been calculated in accordance with U.S. GAAP. A reconciliation of this non-GAAP financial measure to its most comparable U.S. GAAP financial measure is included below.

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

The following table sets forth the reconciliation of this non-GAAP financial measure to its most comparable U.S. GAAP financial measures (in thousands):

	Three months ended March 31,
	2015	2014

Reconciliation of adjusted general and administrative expenses:
Adjusted general and administrative expenses	$2,602	$5,345
Excluded (benefit) expenses:
Legal settlement benefit	254	(244)
Stock-based compensation and non-cash bonuses	693	1,062
GAAP general and administrative expenses	$3,549	$6,163

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 1 — Basis of Presentation”, “Note 2 — Going Concern” and “Note 9 — Long-Term Debt” in the Notes to the consolidated financial statements and Items 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q.  Our independent registered public accounting firm for the year ended December 31, 2014 issued their report dated March 31, 2015, that included an explanatory paragraph describing the existence of conditions such as our working capital deficiency and inability to generate sufficient cash flows to fund operations and meet debt service requirements that raise a substantial doubt about our ability to continue as a going concern.

Liquidity and cash flow

We had a cash balance of approximately $1.1 million as of March 31, 2015, and our prospects for adequate liquidity in 2015 are uncertain.  Our primary cash requirements are for principal and interest payments on indebtedness, operating expenses, and capital expenses.  Additionally, we have agreed with the holders of the Senior Secured Notes to repurchase all of the Senior Secured Notes at a price equal to the principal amount of the Senior Secured Notes, plus any accrued and unpaid interest on such notes and a 3.00% amendment fee, for a total of $14.4 million, on May 29, 2015.  The Company does not currently have sufficient cash or cash equivalents to complete its repurchase obligations to the holders of the Senior Secured Notes.

As part of our efforts to raise additional funds, on April 30, 2015, we closed the April 2015 Financing for $2.5 million in gross proceeds (the “April 2015 Financing”). Under the terms of the April 2015 Financing, ZaZa issued shares of a newly designated Series A 5% Convertible Preferred Stock in a private placement. The Preferred Stock has a total liquidation preference of $2.5 million and is convertible, at the option of the holder, into 2,500,000 shares of common stock, subject to anti-dilution protections customary for this type of transaction. ZaZa also issued warrants to purchase up to 1,875,000 shares of the Company’s common stock with an initial exercise price of $2.25, subject to anti-dilution price protections customary for this type of transaction. Each warrant will be exercisable into one share of ZaZa common stock, for a period of five years beginning October 31, 2015.  Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.0 million. The proceeds from the April 2015 Financing will be used to drill and develop Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for general and administrative costs associated with negotiating other financing arrangements, including a possible refinancing of the Senior Secured Notes.

Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes and we will be in default under the Senior Secured Notes.  If a default under the Senior Secured Notes involves an amount in excess of $10 million, we would also be in default under the indenture that governs our Convertible Senior Notes.  If a default occurs under the Senior Secured Notes or the Convertible Senior Notes, the holders of such debt could accelerate the indebtedness, demand immediate payment and use a variety of legal remedies to enforce their claims.  If any of these defaults and the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.  We are currently discussing with potential sources of capital and holders of the Senior Secured Notes a transaction to refinance the Senior Secured Notes and to avoid a possible default.

Although we have no assurance regarding our ability to successfully negotiate a refinancing of the Senior Secured Notes, any such modification may result in significant changes to the Company’s capital structure, the disposition of material assets, and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  As of March 31, 2015, we had $1.1 million in cash and cash equivalents and working capital deficit of $18.0 million (of which $13.8 million related to our Senior Secured Notes).  On April 30, 2015, we received net proceeds of approximately $2.0 million from the April 2015 Financing. Over the next year, we anticipate monthly cash general and administrative expenses and cash interest payments to average $1.3 million per month.

Our only anticipated methods of fully funding our cash requirements are through changes to our debt arrangements, debt and equity financing activities, asset monetization or the curtailment of capital expenditures.  Also, on February 24, 2015, we initiated a process to evaluate broader transactions, such as new partnerships and joint ventures.  ZaZa has retained Seaport Global Securities LLC as financial advisor to assist in evaluating such broader alternatives.  To date, we have not entered into any definitive documentation for any such transection, and no such transactions have been consummated.  We will continue to search for possible transactions, but no assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

Future capital requirements

Beginning in 2015, ZaZa has the right to propose new development wells in specific locations to maintain its desired minimum drilling pace.  Following its technical evaluation and an internal acreage high-grading campaign focused on vertical commingled development (Buda-Rose “stack and fracs”), the Company has identified approximately 800 well locations on the basis of 80-acre spacing. ZaZa has proposed two Buda-Rose vertical wells to be located in Madison and Walker Counties.  Each proposed well is estimated to cost approximately $3.5 million and deliver an internal rate of return of approximately 40% at February 2015 commodity prices.  ZaZa expects the production results of the newly proposed wells to be similar to those achieved by the Company’s previous Toby #1V (cumulative one-year production of approximately 181 Mboe), Grisham #1V (cumulative one-year production of approximately 191 Mboe), and Laura Unit #1V (cumulative one-year production of approximately 136 Mboe) wells. Depending on our joint-venture partners’ elections to participate in these two proposals, our capital expenditures will range between $4 million and $7 million.

ZaZa closed a sale of preferred stock and warrants for approximately $2.0 million in net proceeds on April 30, 2015. The proceeds of this equity raise are earmarked to drill and develop our Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for working capital.

ZaZa’s ability to fund the remainder of its drilling program, operations, and lease maintenance costs, however, is dependent upon securing additional financing and management is currently working on additional equity raises.  If we are unable to raise a sufficient amount of cash to pay for our portion of costs associated with the drilling program, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.  Similarly, if the Company is unable to fund renewals of expiring leases, it could lose portions of its acreage. Also see Item 1A.  “Risk Factors” for further information.

Long term debt

As described in “Note 9 - Long Term Debt” in more detail, we have $93.7 million in long term debt, of which $13.8 million is classified as current, consisting of the following (in thousands):

	March 31,	December 31,
	2015	2014

Senior Secured Notes — Principal	$13,900	$13,900
Senior Secured Notes — Issuance discount and issuance costs	(105)	(349)
Senior Secured Notes — Net	13,795	13,551

Convertible Senior Notes — Principal	39,982	40,000
Convertible Senior Notes — Issuance discount and issuance costs	(8,318)	(9,104)
Convertible Senior Notes — Net	31,664	30,896

Subordinated notes	48,283	47,330
Total debt	93,742	91,777

Less: current portion	(13,795)	(13,551)
Total long-term debt	$79,947	$78,226

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in “Note 4 — Summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our significant accounting policies during the three months ended March 31, 2015.

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

During the three month period ended March 31, 2015, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.  As of March 31, 2015, we have not identified any material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See “Note 11 - Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015 under the heading “Risk Factors - Risks Relating to Our Company.”

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2015, we entered into an agreement (the “Exchange Agreement”) with one of the holders of our Convertible Senior Notes, Zazove Associates, LLC (“Zazove”), to exchange up to $1,000,000 in aggregate principal amount of Convertible Senior Notes for shares of our common stock.  On March 12, 2015, we completed a test of the exchange mechanism contemplated by the

Exchange Agreement and issued 12,833 shares of our common stock to Zazove, which extinguished $18,000 in principal amount of our Convertible Senior Notes, including accrued and unpaid interest thereon.  The common stock issued to Zazove were issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended, contained in Section 3(a)(9) thereof.  Given the amount of debt extinguished through the issuance of the shares of common stock to Zazove, such shares were issued at an effective offering price of $1.4026 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.1	Form of First Amended and Restated Promissory Note (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed January 23, 2015).

4.2	ZaZa Energy Corporation 2012 Long-Term Incentive Plan (Amended and Restated) (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Form S-8 filed February 6, 2015.

10.1	Form of Subordinated Note Modification Agreement (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed January 23, 2015).

10.2	Amendment No. 7 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 27, 2015).

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*              Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

May 14, 2015	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer (principal executive officer)

May 14, 2015	By:	/s/ Paul F. Jansen
Paul F. Jansen
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.1	Form of First Amended and Restated Promissory Note (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed January 23, 2015).

4.2	ZaZa Energy Corporation 2012 Long-Term Incentive Plan (Amended and Restated) (incorporated by reference to Exhibit 4.4 of ZaZa Energy Corporation’s Form S-8 filed February 6, 2015.

10.1	Form of Subordinated Note Modification Agreement (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed January 23, 2015).

10.2	Amendment No. 7 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 27, 2015).

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*              Filed or furnished herewith