Form 10-Q
period 2015-06-30
ZaZa Energy Corp
filed 2015-08-14
CIK 1528393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of July 31, 2015, there were 13,761,084 shares of common stock, par value $0.01 per share, outstanding.

ZAZA ENERGY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ZAZA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$451	$6,277
Accounts receivable	221	1,124
Prepayments and other current assets	605	1,440
Deferred income taxes	106	116
Total current assets	1,383	8,957

Property and equipment:
Oil and gas properties, successful efforts method	62,740	61,649
Furniture and fixtures	1,417	1,417
Total property and equipment	64,157	63,066
Accumulated depletion, depreciation and amortization	(16,007)	(13,632)
Property and equipment, net	48,150	49,434

Other assets	1,464	1,825

Total assets	$50,997	$60,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$4,224	$693
Accrued liabilities	5,634	7,968
Senior Secured Notes, net	13,900	13,551
Convertible Senior Notes, net	32,465	—
Embedded conversion options	19	—
Income taxes payable	274	49
Total current liabilities	56,516	22,261

Asset retirement obligations	459	400
Long-term payable - related parties	4,128	4,128
Convertible Senior Notes, net	—	30,896
Subordinated Notes	49,255	47,330
Warrants	2,442	2,979
Embedded conversion options	—	555
Quantum put option	11,000	11,000
Deferred income taxes	106	116
Total liabilities	123,906	119,665

Commitments and contingencies (Note 11)

Series A Convertible Preferred stock, 2,500 shares issued in 2015 with 1,950 outstanding at June 30, 2015	438	—

Stockholders’ deficit:
Common stock, $0.01 par value, 250,000,000 shares authorized; 13,761,084 and 13,141,106 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	138	131
Additional paid-in capital	121,438	120,302
Accumulated deficit	(194,880)	(179,839)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(73,347)	(59,449)

Total liabilities and stockholders’ deficit	$50,997	$60,216

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and gas revenues	$1,073	$3,739	$2,350	$6,765
Total revenues	1,073	3,739	2,350	6,765

Operating costs and expenses:
Lease operating expense	1,226	159	2,283	1,177
Depreciation, depletion, amortization, and accretion	907	2,007	2,404	3,711
Impairment of oil and gas properties	364	1,474	364	3,104
General and administrative	3,627	6,823	7,176	12,986
Gain on asset divestitures	—	—	(6)	(4,076)
Total operating costs and expenses	6,124	10,463	12,221	16,902

Operating loss	(5,051)	(6,724)	(9,871)	(10,137)

Other expenses (income):
Foreign currency exchange gain	—	(8)	—	(9)
Loss on extinguishment of debt	1	—	6	1,982
Interest expense, net	4,095	3,465	7,449	7,075
Loss (gain) on fair value of warrants	(830)	3,189	(2,032)	(1,289)
Loss (gain) on fair value of embedded conversion options associated with Convertible Senior Notes	(176)	1,120	(535)	(830)
Total other expenses, net	3,090	7,766	4,888	6,929

Loss from continuing operations before income taxes	(8,141)	(14,490)	(14,759)	(17,066)
Income tax expense (benefit)	255	(5,273)	282	(6,494)
Net loss	$(8,396)	$(9,217)	$(15,041)	$(10,572)
Preferred stock liquidation preference accretion	(21)	––	(21)	––
Preferred stock deemed dividend due to accretion of beneficial conversion feature	(1,004)	––	(1,004)	––
Net loss available for common shareholders	$(9,421)	$(9,217)	$(16,066)	$(10,572)

Loss per share:
Basic and diluted	$(0.74)	$(0.87)	$(1.27)	$(1.00)

Weighted average shares outstanding:
Basic and diluted	12,815	10,610	12,610	10,574

Consolidated Statement of Comprehensive Loss
Net loss	$(8,396)	$(9,217)	$(15,041)	$(10,572)
Foreign currency translation, net of taxes	—	13	—	64
Comprehensive loss	$(8,396)	$(9,204)	$(15,041)	$(10,508)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

					Accumulated
	Common		Additional		Other	Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	(Shares)	Stock ($)	Capital	Deficit	Loss	Deficit

Balance at December 31, 2014	13,141	$131	$120,302	$(179,839)	$(43)	$(59,449)
Preferred stock issuance	—	—	1,004	—	—	1,004
Preferred stock conversion	550	6	118	—	—	124
Preferred stock liquidation preference accretion	—	—	(21)	—	—	(21)
Preferred stock deemed dividend due to accretion of beneficial conversion feature	—	—	(1,004)		—	(1,004)
Common stock issuance	14	—	21	—	—	21
Stock-based compensation cost	56	1	1,018	—	—	1,019
Comprehensive loss	—	—	—	(15,041)	—	(15,041)
Balance at June 30, 2015	13,761	$138	$121,438	$(194,880)	$(43)	$(73,347)

The accompanying notes are an integral part of these consolidated financial statements.

ZAZA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,041)	$(10,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	2,404	3,711
Gain on asset divestitures	(6)	(4,076)
Loss on impairment of oil and gas properties	364	3,104
Deferred income taxes	—	(6,600)
Amortization of deferred debt issuance costs and discount	3,026	2,587
Loss on extinguishment of debt	6	1,593
Paid-in-kind interest expense	1,925	—
Gain on fair value of warrants	(2,032)	(1,289)
Gain on fair value of embedded conversion options	(535)	(830)
Stock-based compensation expense	1,019	1,791
Changes in operating assets and liabilities:
Accounts receivable	902	(684)
Prepayments and other assets	937	257
Accounts payable and accrued liabilities	2,078	(338)
Net cash used in operating activities	(4,953)	(11,346)

Cash flows from investing activities:
Release of restricted cash	—	11,500
Proceeds from divestitures	6	4,701
Additions to oil and gas properties	(2,936)	(1,999)
Cash provided by (used in) investing activities	(2,930)	14,202

Cash flows from financing activities:
Payment of Senior Secured Notes	—	(11,770)
Issuance of Preferred Stock and Warrants	2,057	—
Cash provided by (used in) financing activities	2,057	(11,770)

Effects of foreign currency translation on cash and cash equivalents	—	64
Net decrease in cash and cash equivalents	(5,826)	(8,850)
Cash and cash equivalents, beginning of period	6,277	15,186
Cash and cash equivalents, end of period	$451	$6,336

Supplemental disclosures:
Cash paid during the period for interest	$2,814	$4,565
Cash paid during the period for income taxes	$113	$330
Increase (decrease) in accrued capital expenditures	$(1,511)	$166

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

April 2015 Financing

As part of our efforts to raise additional funds, on April 30, 2015, ZaZa closed the April 2015 Financing for $2.5 million in gross proceeds. Under the terms of the April 2015 Financing, ZaZa sold an aggregate of 2,500 shares of Series A 5% Convertible Preferred Stock (the “Preferred Stock”) at a stated price of $1,000 per share, and warrants to purchase an aggregate of 1,875,000 shares of common stock at an exercise price of $2.25 per share (the “April 2015 Warrants”). The Preferred Stock sold is convertible into an aggregate of 2,500,000 shares of common stock at a ratio equal to approximately 1,000 shares of the Company’s common stock for each share of Preferred Stock.  Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.1 million. See further discussion at Note 7 – Preferred Stock and Warrants.

East Texas Joint Venture with EOG

On March 21, 2013, we entered into a Joint Exploration and Development Agreement (the “JEDA”) with EOG Resources, Inc. (“our counterparty” or “EOG”) for the joint development of certain of our East Texas properties located in Walker, Grimes, Madison, Trinity, and Montgomery Counties, Texas.  As of June 30, 2015, approximately 130,000 gross acres of the joint venture in East Texas were subject to this agreement and its subsequent amendments.  Our counterparty acts as the operator, has paid us certain cash amounts, has borne 100% of the drilling and completion costs of certain specified wells, and has paid a portion of our share of additional seismic or well costs in order to earn its interest in these properties per the JEDA terms.  Initially, ZaZa has retained a 25% working interest and our counterparty has earned a 75% working interest in the acreage.  This joint development was originally divided into several phases.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional detail and discussion surrounding each individual phase.

In December 2014, EOG satisfied the last of its drilling obligations under the JEDA.  While selected JEDA provisions survive, the joint venture is now principally governed by the Joint Operating Agreement among EOG, ZaZa, and Quantum (the “Joint Operating Agreement”).  Pursuant to its terms, ZaZa now has the right to propose new development wells, workovers, and maintain its desired minimum drilling pace.

On July 28, 2015, we received a notice from our counterparty claiming that we were in default on joint interest billings for a total amount of $3,174,692 relating to operations conducted pursuant to the Joint Operating Agreement.  Our counterparty advised us in the notice that it will retain all revenues due to ZaZa and will apply those retained revenues against the amount owed.  Under the Joint Operating Agreement, if the default is not cured within thirty days, our counterparty may suspend all of our rights under the Joint Operating Agreement, including the right to receive proceeds and participate in future operations, until the default is cured, file suit for damages, deem that we have non-consented in any operation for which our portion of the costs remain unpaid or require advance payment of future joint interest billings.  Certain of these remedies, if exercised, could result in the temporary or permanent loss of all or a portion of our interest in our joint venture in East Texas.  In addition, our counterparty may be able to exercise remedies with respect to the customary security interest granted in each party’s interest in the assets covered by the Joint Operating Agreement to secure obligations owed under the Joint Operating Agreement.  Even if we are able to cure the default, if we are subsequently unable to raise a sufficient amount of cash to pay our portion of costs associated with the ongoing drilling program, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.  Similarly, if the Company is unable to fund renewals of expiring leases, it could lose portions of its acreage.

East Texas Joint Venture with Quantum

On September 18, 2014, ZaZa and an affiliate of Quantum Energy Partners (“Quantum”) closed the Purchase and Sale Agreement originally entered into on August 21, 2014 (the “Quantum Purchase and Sale Agreement”). The Quantum Purchase and Sale Agreement was amended by Amendment No. 1 to Quantum Purchase and Sale Agreement, dated September 16, 2014 (“Quantum Amendment No.1”), to allow Quantum to assign its rights under the Purchase and Sale Agreement to a different affiliate and to address other technical matters. The Company also entered into an East Texas Development Agreement, dated September 18, 2014, by and between ZaZa and Quantum (the “Quantum Development Agreement”).  The Quantum Development Agreement establishes an area of mutual interest for future acreage acquisitions in Walker, Grimes, Madison, Trinity and Houston counties in Texas. The

Quantum Purchase and Sale Agreement, Quantum Amendment No.1 and the Quantum Development Agreement are collectively referred to as the “Quantum Agreements.” Pursuant to the terms of the Quantum Agreements:

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

Following the closing of these Quantum Agreements, ZaZa’s East Texas acreage holdings comprise two separate development areas, each with different operators and ownership structures:

•                  Madison, Walker, and Grimes Counties. The Madison-Walker-Grimes Development Area comprises approximately 130,000 gross acres of the East Texas joint venture and is operated by EOG. ZaZa holds an approximately 21% working interest, or approximately 31,000 net acres and Quantum holds and approximately 4% working interest, or 5,000 net acres in this area. During the next two years, ZaZa has the option to participate for both its and Quantum’s working interest—for a total of a 25% working interest to ZaZa—in the next 15 wells drilled within the Madison-Walker-Grimes Development Area. ZaZa also retained its full 25% working interest in all wells spudded prior to the closing of the Quantum Agreements.

•                  Houston, Trinity, and Leon Counties. The Houston-Trinity-Leon Development Areas comprises approximately 10,000 net acres and is operated and owned 100% by ZaZa. This acreage is not subject to the Quantum Agreements.

Working interests in 6,000 net acres were sold and assigned to Quantum on September 18, 2014.  U.S. generally accepted accounting principles (“U.S. GAAP”) prevents sale accounting due to the Quantum Put Option. Accordingly, the related oil and gas properties continue to be included in the consolidated balance sheet, and a liability was recorded for the Quantum Put Option in an amount equal to Quantum’s initial cash payment of $11 million. Quantum’s out of pocket costs that are incurred subsequent to the initial $11 million represent contingent liabilities and will be recorded as a liability when and if payment becomes probable. As of June 30, 2015, this contingent liability totaled approximately $0.1 million.  The Quantum transaction did not have any impact on revenue, income from continuing operations, net income, or income per share.

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

Pursuant to an agreement with the holders of our 10% Senior Secured Notes due 2017 (the “Senior Secured Notes”), the Company was required to repurchase on July 15, 2015 all of the Senior Secured Notes at a price equal to the $13.9 million in principal amount, plus any accrued and unpaid interest and fees (the “Senior Secured Notes Prepayment”).  The Company did not have sufficient cash or cash equivalents as of July 15, 2015 to complete the Senior Secured Notes Prepayment.  The Company’s inability to complete the Senior Secured Notes Prepayment was an “Event of Default” under the Senior Secured Notes Purchase Agreement.  Such “Event of Default” gives each holder of Senior Secured Notes the ability, with proper notice, to accelerate the debt represented by such holder’s Senior Secured Notes.  This “Event of Default” also creates a cross-default under the indenture (the “Convertible Senior Notes Indenture”) governing the Company’s 9.00% Convertible Senior Notes due 2017 (the “Convertible Senior Notes”) and gives the holders of the Convertible Senior Notes the ability, with proper notice, to accelerate the debt associated with the Convertible Senior Notes.  This cross-default under the Convertible Senior Notes Indenture creates another “Event of Default” under the Senior Secured Notes Purchase Agreement that gives the right to holders of a majority in principal amount of the Senior Secured Notes outstanding to accelerate the entirety of the debt represented by the Senior Secured Notes.  As of the time of filing of this Quarterly Report on Form 10-Q, the Company has not received notice of acceleration from any of the holders of the Senior Secured Notes or the holders of the Convertible Senior Notes.  If the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.  The Company is continuing to work with the holders of the Senior Secured Notes and the Convertible Senior Notes to develop a solution to its liquidity challenges.  However, there can be no assurance that a mutually acceptable resolution will be agreed to.

Even without considering the Senior Secured Notes Prepayment, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  As of June 30, 2015, we had $0.5 million in cash and cash equivalents and working capital deficit of approximately $55 million (of which $13.9 million related to our Senior Secured Notes and $32.5 million related to our Convertible Senior Notes).  Over the next year, we anticipate monthly cash general and administrative expenses to average approximately $0.4 million per month.

Any action or transaction the Company undertakes to address its liquidity challenges may result in significant changes to the Company’s capital structure, the disposition of material assets, and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

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

Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding for the period.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB announced that it had decided to delay the ASU’s effective date.  It is now expected this ASU will become effective beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption, with early adoption permitted at the Company’s election for fiscal year 2017. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows and has not yet determined the transition method it will use.

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

In April 2015, the FASB issued ASU No. 2015-05, “Internal-Use Software (Subtopic 350-40)”.  This update requires customers to determine whether a cloud computing arrangement includes a software license, utilizing the same guidance cloud service providers apply to determine whether they are selling a license to software or providing a service. This accounting standards update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption of the amendment permitted.  We are currently evaluating the provisions of this ASU and assessing the impact, if any, it may have on our financial statements.

NOTE 4 — LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Basic loss per share:
Numerator:
Loss from continuing operations	$(8,396)	$(9,217)	$(15,041)	$(10,572)
Preferred stock liquidation preference accretion	(21)	—	(21)	—
Preferred stock deemed dividend due to accretion of beneficial conversion feature	(1,004)	—	(1,004)	—
Net loss available to common shareholders	$(9,421)	$(9,217)	$(16,066)	$(10,572)

Denominator:
Weighted average common shares outstanding	12,815	10,610	12,610	10,574

Total basic and diluted loss per share	$(0.74)	$(0.87)	$(1.27)	$(1.00)

For the three and six months ended June 30, 2015, the calculations of diluted loss per common share did not include the anti-dilutive effects attributable to the following: (a) 0.7 million unvested restricted stock, (b) 0.3 million options and 5.6 million warrants, and (c) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes.

For the three and six months ended June 30, 2014, the calculations of diluted loss per common share did not include the anti-dilutive effects attributable to the following: (d) 0.9 million unvested restricted stock, (e) 2.8 million warrants, and (f) 1.6 million common equivalent shares from the embedded convertible options associated with the Convertible Senior Notes.

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

The following table reconciles income tax expense/(benefit) at the U.S. federal statutory rate to the expense/(benefit) for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Statutory tax at 35%	$(2,846)	$(5,035)	$(5,162)	$(5,937)
Gain on warrants	(291)	(46)	(711)	(291)
Adjustments to valuation allowance	2,619	(631)	5,234	(741)
Foreign rate differential and other	773	439	921	475
Income tax expense (benefit)	$255	$(5,273)	$282	$(6,494)

Income tax for the three months ended June 30, 2015 and 2014 was an expense of $0.3 million and a benefit of $5.3 million, respectively. The income tax expense for the three months ended June 30, 2015 of $0.3 million is different from the statutory tax benefit (at a rate of 35%) of $2.8 million due to increases in the valuation allowance. The income tax benefit for the three months ended June 30, 2014 of $5.3 million is different from the statutory tax benefit (at a rate of 35%) of $5.0 million due to permanent differences related to the gain on the warrants and a reduction in the valuation allowance.

Income tax for the six months ended June 30, 2015 and 2014 was an expense of $0.3 million and a benefit of $6.5 million, respectively.  The income tax expense for the six months ended June 30, 2015 of $0.3 million is different from the statutory tax benefit (at a rate of 35%) of $5.2 million due to increases in the valuation allowance.  The income tax benefit for the six months ended June 30, 2014 of $6.5 million is different from the statutory tax benefit (at a rate of 35%) of $5.9 million due to permanent differences related to the gain on warrants and a reduction in the valuation allowance.

We have approximately $107 million in gross net operating losses. As a result of the lack of positive evidence at the consolidated level, we recorded a valuation allowance to offset a portion of the deferred tax assets.

We have $16.4 million of uncertain tax positions.  As of June 30, 2015 and December 31, 2014, the Company has NOLs available for carryback that exceed the $16.4 million of unrecognized tax benefit.  As such, the unrecognized tax benefit is presented as a reduction of the NOLs, resulting in no liability on the consolidated balance sheet as of June 30, 2015 and December 31, 2014. We are not able to reasonably estimate the period in which settlement related to the $16.4 million of uncertain tax positions could occur, if at all.

NOTE 6 — FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance requires that fair value measurements be classified and disclosed in one of the following categories:

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

The Senior Secured Notes and Subordinated Notes were valued under the income approach using discounted cash flows.  The Convertible Senior Notes and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the note. The warrants issued in association with the Senior Secured Notes (the “Senior Secured Notes Warrants”) and April 2015 Financing were valued as written call options using a Binomial Lattice Model.

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

The following tables summarize the valuation of our liabilities measured on a recurring basis at levels of fair value at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2015
Warrants	$—	$—	$2,442	$2,442
Embedded conversion options	—	—	19	19
Total	$—	$—	$2,461	$2,461

	Fair Value Measurement using
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2014
Warrants	$—	$—	$2,979	$2,979
Embedded conversion options	—	—	555	555
Total	$—	$—	$3,534	$3,534

The following is a reconciliation of changes in fair value of our liabilities classified as Level 3 during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$3,534	$20,535
Issuance of April 2015 Warrants	1,494	—
Gain on fair value of warrants included in earnings	(2,032)	(1,289)
Gain on fair value of embedded conversion options included in earnings	(535)	(830)
Balance at end of period	$2,461	$18,416

On June 30, 2015, the Senior Secured Notes, which had a book value of $13.9 million, had a fair value of approximately $14.8 million.  An increase in the credit spread by 500 basis points results in $0.02 million decrease to the aggregate fair value of those notes.

On June 30, 2015, the Convertible Senior Notes, which had a book value of $32.5 million (net of unamortized discount of $7.5 million), had a fair value of approximately $33.3 million.  An increase in the credit spread by 500 basis points results in a $0.03 million decrease in the aggregate fair value of those notes.

On June 30, 2015, Subordinated Notes, which had a book value of $49.3 million, had a fair value of approximately $49.0 million.  An increase in the credit spread by 500 basis points results in a $0.08 million decrease in the aggregate fair value of those notes.

As of June 30, 2015, an increase in the volatility by 5% results in a $0.1 million and $0.04 million increase in the fair values of the warrants and embedded conversion options, respectively.

NOTE 7 — PREFERRED STOCK AND WARRANTS

As part of our efforts to raise additional funds, on April 30, 2015, ZaZa closed the April 2015 Financing for $2.5 million in gross proceeds. Under the terms of the April 2015 Financing, ZaZa sold an aggregate of 2,500 shares of Series A 5% Convertible Preferred Stock (the “Preferred Stock”) at a stated price of $1,000 per share, and warrants to purchase an aggregate of 1,875,000 shares of common stock at an exercise price of $2.25 per share (the “April 2015 Warrants”). The shares of Preferred Stock issued at closing were initially convertible into an aggregate of 2,500,000 shares of common stock at a ratio equal to approximately 1,000 shares of the Company’s common stock for each share of Preferred Stock.  Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.1 million.

The April 2015 Warrants will first be exercisable on October 30, 2015 and will have a 5 year term, starting on the date that the warrants first become exercisable.  If the Company issues shares of common stock for certain purposes at any time prior to October 30, 2015, the exercise price of the April 2015 Warrants may be adjusted to maintain an aggregate value of $2,250,000, which is the agreed-upon Black Scholes value as of the issuance date, unless the exercise price of the warrants has been adjusted as a result of issuances for such purposes to a price that the holder of the warrants deems to be more favorable, in which case the holder may elect to retain the previously adjusted price.  Such purposes would include issuances of common stock to the holders of the

Company’s 8.00% Subordinated Notes due 2017 or to the holders of the Company’s 9.00% Convertible Senior Notes due 2017 as part of a transaction to extinguish such debt or issuances of common stock by the Company to satisfy the Company’s obligations under those reimbursement agreements, dated September 11, 2012, by and between the Company and the parties thereto.

The terms of the April 2015 Warrants provide that if the Company effects a fundamental transaction, then upon any subsequent exercise of a warrant, the holder thereof will have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which the warrant is exercisable immediately prior to such fundamental transaction.

The warrants also contain a call provision that grants the Company the ability to call for cancellation of all unexercised warrants for a price equal to $1.60 per share of the initial shares of common stock underlying each warrant, or an aggregate of $3 million for all warrants issued under the Purchase Agreement.  The Company may exercise this right only during the period that begins on the 181st day following the date of issuance and ends on the 270th day following the date of issuance, subject to certain additional conditions as set forth in the warrant (including possible extensions if certain other conditions are met).

The April 2015 Financing transaction required that we recognize both a derivative warrant liability and preferred equity at the time of issuance.  We assessed the value of the April 2015 Warrants at the time of issuance at $1.5 million and recorded a liability for this amount and allocated the remaining net proceeds of $0.6 million to the Preferred Stock.  Because the Preferred Stock can be redeemed upon the occurrence of certain redemption events not within our control, we are required to present the Preferred Stock as mezzanine equity in the consolidated balance sheet.   Furthermore, as the conversion of the Preferred Stock was in-the-money at the time of issuance, we were also required to recognize a beneficial conversion feature totaling approximately $1.0 million which was immediately accreted via a deemed dividend in the second quarter of 2015.

During the second quarter of 2015, 550 Preferred Stock shares were converted into 550,000 shares of common stock.  As of June 30, 2015, 1,950 Series A 5% Convertible Preferred Stock shares remain outstanding.

NOTE 8 — IMPAIRMENT OF ASSETS

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

In the second quarter of 2015, non-producing leasehold costs in South Texas with carrying values of approximately $0.4 million were written down to their fair value of zero, resulting in pretax impairment charges of $0.4 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.  There were no impairments in the first quarter of 2015.

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

NOTE 9 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014

Asset retirement obligations at beginning of period	$400	$306
Obligations incurred	30	18
Revisions	—	9
Accretion expense	29	26
Asset retirement obligations at the end of period	$459	$359

NOTE 10 — LONG-TERM DEBT

As described in more detail in our 2014 Annual Report on Form 10-K, our long-term debt includes 10.00% Senior Secured Notes due 2017 (“Senior Secured Notes”), 9.00% Convertible Senior Notes due 2017 (“Convertible Senior Notes”), and 8.00% Subordinated Notes due 2017 (“Subordinated Notes”).

Our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Senior Secured Notes, net (1)	$13,900	$13,551
Convertible Senior Notes, net (2)	32,465	30,896
Subordinated Notes	49,255	47,330
Total debt	95,620	91,777
Less: current portion (3)	(46,365)	(13,551)
Total long-term debt	$49,255	$78,226

(1)                     The Senior Secured Notes issuance discount was fully amortized as of June 30, 2015.

(2)                     The Convertible Senior Notes issuance discount is amortized through maturity on August 1, 2017 using the effective interest rate method and a rate of 18.0%.

(3)                     We classified $13.9 million and $13.6 million of our Senior Secured Notes as current as of June 30, 2015 and December 31, 2014, respectively, consisting of principal of $13.9 million and discount of $0.0 million and $0.3 million, respectively, pursuant to the Senior Secured Notes Purchase Agreement described below, which gave the holders of the Senior Secured Notes the right to require us to purchase all or a portion of the Senior Secured Notes beginning July 15, 2015.  Additionally, because the default under the Senior Secured Notes was in excess of $10 million, a default under the indenture that governs our Convertible Senior Notes occurred at the same time. Furthermore, on August 1, 2015, ZaZa failed to make the required semiannual interest payment on our Convertible Senior Notes giving rise to defaulted interest equal to 2.0% per annum in excess of the currently applicable rate of 9.00% per annum.  If the interest payment is not made within 30 days, there will be an “Event of Default” under the Convertible Senior Notes Indenture causing the debt due there under to accelerate. Accordingly, we have also presented the Convertible Senior Notes as current as of June 30, 2015, consisting of principal of $40 million and discount of $7.5 million.

10.00% Senior Secured Notes due 2017 and Warrants

The Senior Secured Notes were issued under a Senior Secured Notes Purchase Agreement, dated February 21, 2012 (as amended, the “Senior Secured Notes Purchase Agreement”) and will mature on February 21, 2017 (subject to an early prepayment requirement as described below).  The Senior Secured Notes are guaranteed by all of our subsidiaries and secured by a first-priority lien on substantially all of our assets and of our domestic subsidiaries.

Pursuant to the Senior Secured Notes Purchase Agreement, the purchasers of our Senior Secured Notes were also issued warrants that were originally exercisable for 26,315,789 shares of our common stock at an exercise price of $3.15 per share (the “Senior Secured Warrants”). Due to various transactions in prior periods having triggered anti-dilution adjustments in the Senior Secured Notes Warrants and considering the impact of the reverse stock split, as of June 30, 2015, the number of outstanding shares of common stock represented by the Senior Secured Notes Warrants was 3,764,017 with an exercise price of $1.94 per share. The Senior Secured Notes Warrants expire on August 21, 2020.

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

Effective April 21, 2015, the Company entered into Amendment No. 8 to the Senior Secured Notes Purchase Agreement (“Amendment No. 8”) that effectively substituted the Senior Secured Notes Put Option that was due on May 6, 2015 with a direct requirement for the Company to complete the Senior Secured Notes Prepayment on or before May 29, 2015, for an amount equal to the outstanding principal amount plus accrued and unpaid interest through the date of repurchase.  As consideration for this extension, the Company agreed to pay each holder, on the repayment date, an amendment fee in an amount equal to 3% of the aggregate outstanding principal amount of such holder’s Senior Secured Notes for a total of $0.4 million and the exercise price for the Senior Secured Notes Warrants was lowered from $15.96 per share to $2.50 per share.

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

On May 29, 2015, the Company completed execution of a consent (the “May 2015 Consent”) with the holders of the Senior Secured Notes to extend the date of the Senior Secured Notes Prepayment from May 29, 2015 to June 30, 2015.  As consideration for the extension, the Company agreed to pay each of the holders a cash consent fee equal to an additional 3% of the aggregate outstanding principal amount of the Senior Secured Notes.

On June 30, 2015, the Company completed execution of a second consent (the “June 2015 Consent”) with the Purchasers to extend the date of the Senior Secured Notes Prepayment from June 30, 2015 to July 15, 2015.  The Company did not have sufficient cash or cash equivalents as of July 15, 2015 to complete its repurchase obligations to the holders of the Senior Secured Notes and this resulted in an “Event of Default” under the Senior Secured Notes Purchase Agreement.  Though an “Event of Default” has occurred, the holders of such debt have not yet accelerated the indebtedness nor demanded immediate payment via other legal remedies.  If the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.  If there are any overdue interest payments or during periods in which an event of default under the Senior Secured Notes Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 10.00% over the yield to maturity for 10-Year United States treasury securities. Thus, the interest rate on Senior Secured Notes increased on July 16, 2015 to 13.00% per annum.

Effective as of August 5, 2015, the Company entered into Amendment No. 10 to the Senior Secured Notes Purchase Agreement (“Amendment No. 10”), which permits the Company to issue additional Senior Secured Notes in an aggregate principal amount not to exceed $500,000. Amendment No. 10 required that any such additional note would be issued solely for cash in an amount equal to 100% of the principal amount of the notes. In accordance with Amendment No. 10, effective as of August 5, 2015, the Company issued an aggregate of $374,000 in principal amount of additional Senior Secured Notes (the “August 2015 Notes”) in equal amounts to Jubalee Ltd. (an affiliate of John E. Hearn, Jr., a director of the Company) and Todd A. Brooks, the Company’s Executive Director, President and Chief Executive Officer. Each of the purchasers of the August 2015 Notes also entered into a Supplement to Securities Purchase Agreement, each dated as of August 5, 2015, under which the note purchaser agreed to be bound by and to comply with the terms and provisions of the Senior Secured Notes Purchase Agreement in connection with the issuance of the August 2015 Notes. Mr. Brooks and Jubalee Ltd. also executed joinders to that Collateral Agency Agreement, dated as of February 21, 2012, among U.S. Bank, the Company, its domestic subsidiaries and the Purchasers.

The terms of the August 2015 Notes are identical to the terms of the currently outstanding Senior Secured Notes. Thus, the August 2015 Notes bear interest at a rate of 10.00% per annum (as adjusted for the Events of Default described below), mature on February 21, 2017, are guaranteed by all of our subsidiaries and are secured by a first-priority lien on substantially all of our assets and those of our domestic subsidiaries. To the extent such assets include stock of any foreign subsidiaries, only 65% of such foreign subsidiary stock is to be pledged as security for the August 2015 Notes. The August 2015 Notes (along with the Senior Secured Notes) rank senior to all of our other debt and obligations. We are subject to certain affirmative and negative covenants pursuant to the August 2015 Notes, including, without limitation, restrictions on our and our subsidiaries’ abilities to incur additional debt, pay dividends or make other distributions, redeem stock, make investments, incur liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets, in each case subject to certain baskets and carve-outs.

Because the Event of Default was still continuing as of the date of issuance of the August 2015 Notes, the interest rate on the August 2015 Notes as of the time of issuance immediately increased to 13.00% per annum. Shortly after the purchasers of the August 2015 Notes acquired those newly-issued notes from the Company, they also acquired all already-outstanding Senior Secured Notes that were then owned by Talara Master Fund Ltd. (“Talara”) and Blackwell Partners, LLC (“Blackwell”). Mr. Brooks acquired the approximately $174,000 in principal amount of the Senior Secured Notes held by Talara, and Jubalee Ltd. acquired the approximately $299,000 in in principal amount of the Senior Secured Notes held by Blackwell. The proceeds for those purchases of existing notes were paid to the noteholders, not to the Company.

9.00% Convertible Senior Notes due 2017

As of June 30, 2015, the Company had $39,981,000 aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes are the senior, unsecured obligations of the Company, bear interest at a fixed rate of 9.0% per year, payable semiannually in arrears and mature August 1, 2017 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes are convertible, at the option of the holder, at any time prior to the third trading day immediately preceding the maturity date, into shares of the Company’s common stock, par value $0.01 per share (the “Conversion Shares”), and cash in lieu of fractional shares of common stock.  The reverse stock split adjusted conversion rate is 40.0052 shares per $1,000 Convertible Senior Notes which equated to an initial conversion price of $25.00 per share.

In the first and second quarters of 2015, $19,000 of Convertible Senior Notes was exchanged for into 13,533 shares of common stock thereby reducing the aggregate principal amount of Convertible Senior Notes from $40,000,000 to $39,981,000 as of June 30, 2015. The Convertible Senior Notes were converted into common shares at a 20% discount to market and the Company recognized a loss on extinguishment of debt of $6 thousand.

Because of the default with respect to the Senior Secured Notes, there is also an “Event of Default” under the indenture that governs our Convertible Senior Notes (the “Convertible Senior Notes Indenture”). Accordingly, we have presented the Convertible Senior Notes as current as of June 30, 2015.  The Event of Default under the Convertible Senior Notes Indenture gives the holders of the Convertible Senior Notes the ability, with proper notice, to accelerate the debt associated with the Convertible Senior Notes. As of the date of filing this Quarterly Report on Form 10-Q, we have not received any notice of acceleration of the debt associated with the Convertible Senior Notes.  If the acceleration of the Convertible Senior Notes were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.

At June 30, 2015 and December 31, 2014, the unamortized issuance discount related to Convertible Senior Notes was $7.5 million and $9.1 million, respectively.  At June 30, 2015 and December 31, 2014, the unamortized debt issuance costs related to the Convertible Senior Notes was $1.4 million and $1.6 million respectively.  The outstanding principal on the Convertible Senior Notes was $40 million at both June 30, 2015 and December 31, 2014.

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

Interest expense

For the three and six months ended June 30, 2015 and 2014, interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest expense on Senior Secured Notes	$351	$379	$699	$799
Interest expense on Convertible Senior Notes	900	900	1,799	1,800
Interest expense on Subordinated Notes	972	947	1,925	1,893
Amortization original issuance discount on Senior Secured Notes	105	404	349	936
Amortization original issuance discount on Convertible Senior Notes	801	725	1,584	1,433
Amortization of issuance costs on Senior Secured Notes	834	—	834	—
Amortization of issuance costs on Convertible Senior Notes	132	112	259	218
Other interest (income) expense, net	—	(2)	—	(4)
Total interest expense, net	$4,095	$3,465	$7,449	$7,075

NOTE 11 — STOCK-BASED COMPENSATION

Long Term Incentive Plan (the “Plan”)

As of June 30, 2015, we currently have 2.6 million shares authorized for issuance under the Plan adopted in March 2012.  At June 30, 2015, approximately 0.4 million shares were available for future grants under the Plan.  On July 6, 2015, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Plan increasing the shares authorized for issuance by an additional 10 million shares with automatic subsequent increases equal to 15% of future common stock issuances.

Stock-based compensation costs for the six months ended June 30, 2015 and 2014 were $1.2 million and $1.8 million, respectively.

The following table presents the changes in unvested stock awards pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	grant date	grant date
	of shares	fair value per share	fair value
Unvested balance at December 31, 2014	866	$7.56	$6,548
Granted	532	2.17	1,154
Forfeited / Cancelled	(156)	7.21	(1,124)
Vested	(765)	4.23	(3,238)
Unvested balance at June 30, 2015	477	$7.00	$3,339

The following table presents the changes in unvested stock options pursuant to the Plan (in thousands except per share data):

		Weighted average	Weighted average
	Number	exercise price	grant date
	of options	per share	fair value
Outstanding balance at December 31, 2014	317	$6.30	$1,688
Granted	—	—	—
Vested	(106)	6.30	(563)
Outstanding balance at June 30, 2015	211	$6.30	$1,125

At June 30, 2015 we had $3.6 million of total unrecognized compensation costs related to unvested awards which are expected to be recognized over a weighted average period of 1.9 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any such suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

See the description of the notice from our counterparty claiming that we were in default on joint interest billings for a total amount of $3,174,692.11 relating to operations conducted pursuant to the Joint Operating Agreement in Note 1 — Basis of Presentation - East Texas joint venture with EOG.

Under the Quantum Agreements, we could be required to repay Quantum for their proportionate interest in any additional interests and option acreage acquired outside the original $11 million investment between the date of the Quantum Agreements and two year anniversary. Quantum’s out of pocket costs that are incurred for additional interests and option acreage are contingent liabilities and only recorded as a liability when and if payment becomes probable. The Quantum Put Option cannot be enacted until the period beginning on the second anniversary of the Quantum Agreements and the 90th day following the second anniversary. As of June 30, 2015, this contingent liability totaled approximately $0.1 million.

NOTE 13 — SUBSEQUENT EVENTS

See the description of the notice from our counterparty claiming that we were in default on joint interest billings for a total amount of $3,174,692.11 relating to operations conducted pursuant to the Joint Operating Agreement in Note 1 — Basis of Presentation - East Texas joint venture with EOG.

See description of Amendment No. 10 to the Senior Secured Notes Purchase Agreement in Note 10 — Long Term Debt.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact, including without limitation, statements and projections regarding the Company’s future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production and costs, statements regarding future commodity prices and statements regarding the plans and objectives of the Company’s management for future operations, are forward-looking statements.  The Company’s forward looking statements are typically preceded by, followed by or include words such as “will,” “may,” “could,” “would,” “should,” “likely,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “goal,” “project,” “plan,” “intend” and similar words or expressions.  The Company’s forward-looking statements are not guarantees of future performance and are only predictions and statements of the Company’s beliefs based on assumptions that may prove to be inaccurate.  Forward-looking statements involve known, unknown or currently unforeseen risks and uncertainties that may be outside of the Company’s control and may cause the Company’s actual results and future developments to differ materially from those projected in, and contemplated by, such forward-looking statements.  Risks, uncertainties and other factors that could cause the Company’s actual results to materially differ from the expectations reflected in the Company’s forward-looking statements include, without limitation, the following:

•                  our registered public accounting firm for the year ended December 31, 2014 expressing doubt about our ability to maintain sufficient liquidity to continue as a going concern;

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

Since the third quarter of 2014, our liquidity has been an area of concern.  The drop in oil prices that began at the end of 2014 and continues today has created further liquidity challenges as our revenues are directly linked to the price of oil.  As further discussed below under the heading “Liquidity and Capital Resources,” our prospectus for adequate liquidity in 2015 are uncertain, especially in light of the fact that on July 15, 2015, the Company did not have sufficient cash on hand to make the required repurchase of $13.9 million of principal amount plus unpaid interest of Senior Secured Notes.  We were unable to fulfill this obligation, resulting in a default with respect to the Senior Secured Notes and the Convertible Senior Notes.  Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  Our board of directors and management are actively exploring financing and partnership alternatives while seeking to restructure our debt.  We can offer no assurance that a solution will be found.

As part of our efforts to raise additional funds, on April 30, 2015, ZaZa closed the April 2015 Financing for $2.5 million in gross proceeds. Pursuant to the April 2015 Financing, ZaZa issued shares of a newly designated Series A 5% Convertible Preferred Stock (the “Preferred Stock”). Immediately following the closing of the transaction, the Preferred Stock had a total liquidation preference of $2.5 million and was convertible, at the option of the holder, into a total of 2,500,000 shares of common stock, subject to anti-dilution protections customary for this type of transaction. Pursuant to the April 2015 Financing, the Company also issued warrants to purchase a total of up to 1,875,000 shares of the Company’s common stock with an initial exercise price of $2.25 per share, subject to anti-dilution price protections. Each warrant will be exercisable into one share of ZaZa common stock, for a period of five years beginning October 30, 2015. Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.1 million.  The net proceeds of this equity raise were earmarked to develop our Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for general and administrative costs associated with negotiating other financing arrangements, including a possible refinancing of the Senior Secured Notes.

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

Financial Summary

For the three months ended June 30, 2015:

•                  Production was 43 MBOE of which 13 MBOE was oil production (30%).

•                  Revenues were $1.1 million.

•                  Operating costs were $6.1 million.

•                  Net loss was $8.4 million.

For the six months ended June 30, 2015:

•                  Production was 97 MBOE of which 28 MBOE was oil production (29%).

•                  Revenues were $2.4 million.

•                  Operating costs were $12.2 million.

•                  Net loss was $15.0 million.

At June 30, 2015, we had:

•                  Cash and cash equivalents of $0.5 million.

•                  Current ratio (current assets/current liabilities) of 0.02 to 1.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations, financial condition and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

The following table presents our production, average prices obtained for our production and average production cost for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Production Volumes
Crude oil (Bbls)
South Texas	1,747	5,000	3,561	7,298
East Texas	11,116	22,753	24,917	42,406
Total	12,863	27,753	28,478	49,704
Natural gas (Mcf)
South Texas	19,170	53,633	42,929	102,628
East Texas	95,522	64,520	231,493	168,813
Total	114,692	118,153	274,422	271,441
Natural gas liquids (Bbls)
South Texas	2,030	4,603	4,589	5,471
East Texas	8,770	11,429	17,977	21,016
Total	10,800	16,032	22,566	26,487
Equivalents (BOE)
South Texas	6,972	18,542	15,305	29,873
East Texas	35,807	44,935	81,476	91,558
Total	42,779	63,477	96,781	121,431

Oil Average Sales Price ($/Bbl)
South Texas	$50.23	$95.78	$44.28	$95.28
East Texas	$51.71	$101.84	$48.21	$99.41
Total	$51.51	$100.75	$47.72	$98.80

Natural Gas Average Sales Price ($/Mcf)
South Texas	$2.50	$4.29	$2.65	$4.01
East Texas	$2.47	$3.91	$2.61	$4.29
Total	$2.47	$4.08	$2.62	$4.18

Natural Gas Liquids Average Sales Price ($/Bbl)
South Texas	$12.55	$30.68	$13.94	$31.76
East Texas	$11.62	$27.87	$11.61	$25.91
Total	$11.79	$28.68	$12.09	$27.12

Average Production Costs ($/BOE)
South Texas	$14.49	$4.35	$13.19	$8.11
East Texas	$31.41	$1.74	$25.54	$10.21
Total	$28.65	$2.50	$23.59	$9.69

Revenue

Oil and gas revenue

Oil and gas revenue for the three months ended June 30, 2015 and 2014 was $1.1 million and $3.7 million, respectively. This decrease is primarily due to the decrease in crude oil prices ($1.8 million) and lower production volumes ($0.8 million).

Oil and gas revenue for the six months ended June 30, 2015 and 2014 was $2.4 million and $6.8 million, respectively. This decrease is primarily due to the decrease in crude oil prices ($3.4 million) and lower production volumes ($1.0 million).

The above table of production and average prices compares both volumes and prices received for our oil and gas production. The results of our operations are highly dependent upon the prices received from our oil and gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil and gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Operating costs and expenses

The following table presents our lease operating expense for the referenced geographical areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

South Texas	$101	$81	$202	$242
East Texas	1,125	78	$2,081	935
Total	$1,226	$159	$2,283	$1,177

Lease operating expenses

Lease operating expenses were $1.2 million, or $28.65 per BOE produced, for the three months ended June 30, 2015, compared to $0.2 million, or $2.50 per BOE produced, for the three months ended June 30, 2014.  The increases in lease operating expenses were primarily attributed to volume deficiency fees allocated by EOG for marketing nomination shortages in 2015 of $0.7 million and second quarter 2014 expenses were lower due to carried costs of $0.9 million.

Lease operating expenses were $2.3 million, or $23.59 per BOE produced, for the six months ended June 30, 2015, compared to $1.2 million, or $9.69 per BOE produced, for the six months ended June 30, 2014.  The increases in lease operating expenses were primarily attributed to volume deficiency fees allocated to us by EOG for marketing nomination shortages in 2015 of $0.7 million and second quarter year-to-date 2014 expenses were lower due to carried costs $0.9 million .

Depreciation, depletion, amortization, and accretion

Depreciation, depletion, amortization, and accretion for the three months ended June 30, 2015 and 2014 was $0.9 million and $2.0 million respectively. This decrease is primarily due to lower depletion rates and production volumes.

Depreciation, depletion, amortization, and accretion for the six months ended June 30, 2015 and 2014 was $2.4 million and $3.7 million respectively. This decrease is primarily due to lower depletion rates and production volumes.

Impairments

In the second quarter of 2015, non-producing leasehold costs in South Texas with carrying values of approximately $0.4 million were written down to their fair value of zero, resulting in pretax impairment charges of $0.4 million.  The decline in fair value of these non-producing leases is driven by the expiration of existing leases in South Texas.  There were no impairments in the first quarter of 2015.

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

General and administrative

General and administrative expense for the three months ended June 30, 2015 totaled $3.6 million compared to $6.8 million for the same period in 2014. This decrease is primarily due to cost reductions of $3.2 million related to salaries and bonuses.

General and administrative expense for the six months ended June 30, 2015 totaled $7.2 million compared to $13.0 million for the same period in 2014. This decrease is primarily due to cost reductions of $5.3 million related to salaries and bonuses.

Gain on asset divestitures

In the first quarter of 2015, we recorded a gain on asset divestiture totaling $6 thousand related to disposal of some furniture and fixtures.  In the first quarter of 2014, we recorded a gain on asset divestitures totaling $4.1 million related to the Fourth Amendment to the East Texas joint venture with EOG.

Other expenses

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended June 30, 2015 and 2014 was $1 thousand and zero, respectively. The loss for the three months ended June 30, 2015 related to the conversion of our Convertible Senior Notes into common stock resulting in a $1 thousand loss on extinguishment of debt.

Loss on extinguishment of debt for the six months ended June 30, 2015 and 2014 was $6 thousand and $2.0 million, respectively. The loss for the six months ended June 30, 2015 related to the conversion of our Convertible Senior Notes into common stock resulting in a $6 thousand loss on extinguishment of debt.  The loss for the six months ended June 30, 2014 related to a prepayment of our Senior Secured Notes from a principal amount of $26.8 million to $15.0 million resulting in a $1.6 million write-off of the original issuance discount and $0.4 million in prepayment fees.

Interest expenses, net

For the three months ended June 30, 2015 and 2014, we recorded $4.1 million and $3.5 million respectively in net interest expense.  The Senior Secured Notes amendment and consent fees were the primary drivers for the higher interest expense. Included in the $4.1 million net interest expense for the three months ended June 30, 2015 is $1.0 million interest expense on Subordinated Notes that is paid-in-kind and $0.8 million interest expense related to the Senior Secured Notes amendment and consents.

For the six months ended June 30, 2015 and 2014, we recorded $7.4 million and $7.1 million respectively in net interest expense.  The Senior Secured Notes amendment and consent fees were the primary drivers for the higher interest expense. Included in the $7.4 million net interest expense for the six months ended June 30, 2015 is $1.9 million interest expense on Subordinated Notes that is paid-in-kind and $0.8 million interest expense related to the Senior Secured Notes amendment and consents.

Gain on fair value of warrants and embedded conversion options

For the three months ended June 30, 2015 we recorded gains in fair value of warrants and embedded conversion options associated with our Convertible Senior Notes of $1.0 million versus losses of $4.3 million for the three months ended June 30, 2014. The variances are mainly a result of decreases in our stock price.

For the six months ended June 30, 2015 and 2014, we recorded gains in fair value of warrants and embedded conversion options associated with our Convertible Senior Notes of $2.6 million and $2.1 million, respectively. The variances are mainly a result of decreases in our stock price.

Income tax expense

Income tax for the three months ended June 30, 2015 and 2014 was an expense of $0.3 million and a benefit of $5.3 million, respectively. The income tax expense for the three months ended June 30, 2015 of $0.3 million is different from the statutory tax benefit (at a rate of 35%) of $2.8 million due to increases in the valuation allowance. The income tax benefit for the three months ended June 30, 2014 of $5.3 million is different from the statutory tax benefit (at a rate of 35%) of $5.0 million due to permanent differences related to the gain on the warrants and a reduction in the valuation allowance.

Income tax for the six months ended June 30, 2015 and 2014 was an expense of $0.3 million and a benefit of $6.5 million, respectively.  The income tax expense for the six months ended June 30, 2015 of $0.3 million is different from the statutory tax benefit (at a rate of 35%) of $5.2 million due to increases in the valuation allowance.  The income tax benefit for the six months ended June 30, 2014 of $6.5 million is different from the statutory tax benefit (at a rate of 35%) of $5.9 million due to permanent differences related to the gain on warrants and a reduction in the valuation allowance.

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

The following table sets forth the reconciliation of this non-GAAP financial measure to its most comparable U.S. GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Reconciliation of adjusted general and administrative expenses:
GAAP general and administrative expenses	$3,627	$6,823	$7,176	$12,986
Excluded (benefit) expenses:
Legal settlement expense (benefit)	23	(775)	277	(1,019)
Severance expenses	—	2,817	—	2,817
Stock-based compensation and non-cash bonuses	285	1,100	978	2,163
Adjusted general and administrative expenses	$3,319	3,681	5,921	$9,025

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

Liquidity and cash flow

We had a cash balance of approximately $0.5 million as of June 30, 2015, and our prospects for adequate liquidity in 2015 are uncertain.  Our primary cash requirements are for principal and interest payments on indebtedness, operating expenses, and capital expenses.  The Company does not currently have sufficient cash or cash equivalents to complete its repurchase obligations to the holders of the Senior Secured Notes and is currently in default with respect to the Senior Secured Notes and the Convertible Senior Notes.

As part of our efforts to raise additional funds, on April 30, 2015, we closed the April 2015 Financing for $2.5 million in gross proceeds (the “April 2015 Financing”). Under the terms of the April 2015 Financing, ZaZa issued shares of a newly designated Series A 5% Convertible Preferred Stock in a private placement. The Preferred Stock has a total liquidation preference of $2.5 million and is convertible, at the option of the holder, into 2,500,000 shares of common stock, subject to anti-dilution protections customary for this type of transaction. ZaZa also issued warrants to purchase up to 1,875,000 shares of the Company’s common stock with an initial exercise price of $2.25, subject to anti-dilution price protections. Each warrant will be exercisable into one share of ZaZa common stock, for a period of five years beginning October 31, 2015.  Net proceeds from the April 2015 Financing, following the payment of all expenses related thereto, were approximately $2.1 million.  The proceeds from the April 2015 Financing were used to develop Buda-Rose stack and frac wells, execute workovers for production enhancement in existing wells, and for general and administrative costs associated with negotiating other financing arrangements, including a possible refinancing of the Senior Secured Notes.

Opportunities for additional equity financing activities may be materially hindered by the risk of delisting, or the actual delisting, of our shares of common stock from the NASDAQ Capital Market.  As previously disclosed, on February 26, 2015, the Company received a deficiency letter from the NASDAQ Stock Market LLC (“NASDAQ”) indicating that, based on the Company’s market value for the 30 consecutive business days preceding February 26, 2015, the Company did not comply with the minimum market value of listed securities requirement of $35 million, as set forth in NASDAQ Listing Rule 5550(b)(2).  In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days to regain compliance with the minimum market value of listed securities requirement for continued listing.  In order to regain compliance, the number of total shares outstanding of the Company multiplied by the closing bid price of the Company’s common stock must be at least $35 million for a minimum of ten consecutive business days during the 180-day grace period.  The 180-day grace period expires on August 25, 2015 and the Company has not yet achieved a market value of its listed securities of $35 million.  As there are fewer than ten business days until August 25, 2015 as of the date of filing this Quarterly Report on Form 10-Q, the Company expects to receive a written notification from the NASDAQ that its common stock is subject to delisting.  The Company may appeal this delisting determination to a NASDAQ hearings panel and the Company intends to do so.

If the Company’s common stock is delisted from the NASDAQ, it would trigger events of default or other provisions under several material agreements.

•                                          Under the Securities Purchase Agreement for the April 2015 Financing, the Company is required to maintain the listing of the common stock on the NASDAQ or an equivalent market.

•                                          The cessation of the listing of the Company’s common stock on the NASDAQ or an equivalent market is a “Fundamental Change” under the Convertible Senior Notes Indenture.  The occurrence of a Fundamental Change under the Convertible Senior Notes Indenture will result in an increase in the conversion rate (according to the date of the Fundamental Change) for holders who convert their Notes on or after the effective date of the Fundamental Change.  Based on the Company’s recent stock prices, the conversion rate as a result of a “Fundamental Change” would increase from 40.0052 shares of our common stock per $1,000 in principal amount of Convertible Senior Notes to 52.9169 shares of common stock per $1,000 in principal amount of Convertible Senior Notes.  This would result in an effective decrease of the conversion price from $25.00 per share to $18.90 per share.  In addition, upon the occurrence of a Fundamental Change, the Company must make an offer to all holders of the Convertible Senior Notes to repurchase for cash of all or a portion of such holder’s Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the Fundamental Change repurchase date.  If the Company is unable to fulfill its obligation to repurchase the Convertible Senior Notes, it would be an “Event of Default” under the Convertible Senior Notes Indenture.  The Company does not currently have sufficient liquidity to repurchase the Convertible Senior Notes if required to do so.

•                                          If the Company’s common stock fails to be listed or quoted for trading on the NASDAQ or an equivalent market for more than five trading days, there would be a “Triggering Event” under the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A 5% Convertible Preferred Stock filed on April 30, 2015 (the “Certificate of Designation”).  If a Triggering Event were to occur under the Certificate of Designation, the holder of our Preferred Stock would have the option of requiring the Company to redeem all of the shares of Preferred Stock held by such holder for a redemption price, in shares of common stock, equal to a number of shares of common stock equal to the “Triggering Redemption Amount” divided by 75% of the average of the 10 volume weighted average daily prices immediately prior to the date of electing to redeem the Preferred Stock.  The “Triggering Redemption Amount” is the sum of (a) the greater of (i) 130% of the original subscription amount for the Preferred Stock and (ii) the product of (y) the volume weighted average trading price of the Company’s common stock on the trading day prior to the triggering event and (z) the original subscription amount for the Preferred Stock divided by $1.00, (b) all accrued but unpaid dividends on the Preferred Stock and (c) all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock.  Alternatively, the holder of the Preferred Stock may elect to increase the dividend rate on all of the outstanding Preferred Stock held by such holder from 5% to 18% per annum.  If the holder of Preferred Stock does not make any election upon the “Triggering Event,” then the holder will be deemed to have elected to increase the dividend rate to 18%.

•                                          Under the terms of the April 2015 Warrants, if the Company’s shares of common stock are not listed on the NASDAQ or an equivalent trading market, the Company will be unable to exercise a call provision in the April 2015 Warrants that grants the Company the ability to call for cancellation all unexercised warrants for a price equal to $1.60 per share of the initial shares of common stock underlying each April 2015 Warrant, or an aggregate of $3 million for all April 2015 Warrants issued.

Pursuant to an agreement with the holders of our Senior Secured Notes, the Company was required to complete the Senior Secured Notes Prepayment on July 15, 2015 for a price equal to the $13.9 million in principal amount, plus any accrued and unpaid interest and fees.  The Company did not have sufficient cash or cash equivalents as of July 15, 2015 to complete the Senior Secured Notes Prepayment.  The Company’s inability to complete the Senior Secured Notes Prepayment is an “Event of Default” under the Senior Secured Notes Purchase Agreement.  Such “Event of Default” gives each holder of Senior Secured Notes the ability, with proper notice, to accelerate the debt represented by such holder’s Senior Secured Notes.  If there are any overdue interest payments or during periods in which an event of default under the Senior Secured Notes Purchase Agreement has occurred and is continuing, the annual rate of interest will increase to the greater of 3% per annum in excess of the non-default interest rate and 10.00% over the yield to maturity for 10-Year United States treasury securities.  Thus, the interest rate on Senior Secured Notes increased on July 16, 2015 to 13.00% per annum.

This “Event of Default” under the Senior Secured Notes also creates a cross-default under the indenture (the “Convertible Senior Notes Indenture”) governing the Company’s 9.00% Convertible Senior Notes due 2017 (the “Convertible Senior Notes”) and gives the holders of the Convertible Senior Notes the ability, with proper notice, to accelerate the debt associated with the Convertible Senior Notes.  This cross-default under the Convertible Senior Notes Indenture creates another “Event of Default” under the Senior Secured Notes Purchase Agreement that gives the right to holders of a majority in principal amount of the Senior Secured Notes outstanding to accelerate the entirety of the debt represented by the Senior Secured Notes.  Additionally, the Company must pay $0.4 million as an interest payment to the holders of the Senior Secured Notes on August 21, 2015.  As of the time of filing this Quarterly Report on Form 10-Q, the Company does not have sufficient cash or cash equivalents to make such interest payment.  Failure to make sure interest payment, if it were to occur, will be an additional “Event of Default” under the Senior Secured Notes Purchase Agreement.  As of the time of filing of this Quarterly Report on Form 10-Q, the Company has not received notice of acceleration from any of the holders of the Senior Secured Notes or the holders of the Convertible Senior Notes.  If the acceleration of any of our debt were to occur, it is unlikely that we would be able to continue as a going concern and we may be forced to declare, or we may be forced into, bankruptcy.  The Company is continuing to work with the holders of the Senior Secured Notes and the Convertible Senior Notes to develop a solution to its liquidity challenges.  However, there can be no assurance that a mutually acceptable resolution will be agreed to.

Also, on August 1, 2015, ZaZa failed to make the required semiannual interest payment on our Convertible Senior Notes giving rise to defaulted interest equal to 2.0% per annum in excess of the currently applicable rate of 9.00% per annum.  If the interest payment is not made within 30 days of August 1, 2015, there will be an additional “Event of Default” under the Convertible Senior Notes Indenture causing the debt associated with the Convertible Senior Notes to become immediately due and payable.

Any action or transaction the Company undertakes to address its liquidity challenges may result in significant changes to the Company’s capital structure, the disposition of material assets, and adjustments to its balance sheet.  These changes may adversely affect the holders of ZaZa common stock through dilution or loss in value.

Even without considering the repurchase of any of the Senior Secured Notes, the Company will need to access additional capital to continue as a going concern through the third quarter of 2015.  As of June 30, 2015, we had $0.5 million in cash and cash equivalents and working capital deficit of $55 million (of which $13.9 million related to our Senior Secured Notes and $32.5 million related to our Convertible Senior Notes).  Over the next year, we anticipate monthly cash general and administrative expenses to average $0.4 million per month.

Our only anticipated methods of fully funding our cash requirements are through changes to our debt arrangements, debt and equity financing activities, asset monetization or the curtailment of capital expenditures.  To date, we have not entered into any definitive documentation for any such transaction, and no such transactions have been consummated.  We will continue to search for possible transactions, but no assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.

Future capital requirements

Beginning in 2015, ZaZa has had the right to propose new development wells in specific locations to maintain its desired minimum drilling pace.  Following its technical evaluation and an internal acreage high-grading campaign focused on vertical commingled development (Buda-Rose “stack and fracs”), the Company has identified approximately 800 well locations on the basis of 80-acre spacing. ZaZa has proposed two Buda-Rose vertical wells to be located in Madison and Walker Counties.  Each proposed well is estimated to cost approximately $3.0 million and deliver an internal rate of return of approximately 30% at August 2015 commodity prices.  ZaZa expects the production results of the newly proposed wells to be similar to those achieved by the Company’s previous Toby #1V (cumulative one-year production of approximately 181 Mboe), Grisham #1V (cumulative one-year production of approximately 191 Mboe), and Laura Unit #1V (cumulative one-year production of approximately 136 Mboe) wells.

On July 28, 2015, we received a notice from our counterparty claiming that we were in default on joint interest billings for a total amount of $3,174,692 relating to operations conducted pursuant to the Joint Operating Agreement.  Our counterparty advised us in the notice that it will retain all revenues due to ZaZa and will apply those retained revenues against the amount owed.  Under the Joint Operating Agreement, if the default is not cured within thirty days, our counterparty may suspend all of our rights under the Joint Operating Agreement, including the right to receive proceeds and participate in future operations, until the default is cured, file suit for damages, deem that we have non-consented in any operation for which our portion of the costs remain unpaid or require advance payment of future joint interest billings.  Certain of these remedies, if exercised, could result in the temporary or permanent loss of all or a portion of our interest in our joint venture in East Texas.  In addition, our counterparty may be able to exercise remedies with respect to the customary security interest granted in each party’s interest in the assets covered by the Joint Operating Agreement to secure obligations owed under the Joint Operating Agreement.  Even if we are able to cure the default, if we are subsequently unable to raise a sufficient amount of cash to pay our portion of costs associated with the ongoing drilling program, we would be subject to customary non-consent penalties on an individual well by well basis with respect to any wells in which we are unable to participate, which would result in the loss of a significant portion of any future revenue derived from such non-consent wells.  Similarly, if the Company is unable to fund renewals of expiring leases, it could lose portions of its acreage. Also see Item 1A  “Risk Factors” for further information.

Long term debt

As described in “Note 9 - Long Term Debt” in more detail, we have $95.6 million in long term debt, of which $46.4 million is classified as current, consisting of the following (in thousands):

	June 30,	December 31,
	2015	2014

Senior Secured Notes — Principal	$13,900	$13,900
Senior Secured Notes — Issuance discount and issuance costs	—	(349)
Senior Secured Notes — Net	13,900	13,551

Convertible Senior Notes — Principal	39,981	40,000
Convertible Senior Notes — Issuance discount and issuance costs	(7,516)	(9,104)
Convertible Senior Notes — Net	32,465	30,896

Subordinated notes	49,255	47,330
Total debt	95,620	91,777

Less: current portion	(46,365)	(13,551)
Total long-term debt	$49,255	$78,226

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in “Item 7” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies since December 31, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer, and our Principal Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures are effective to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President and Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three month period ended June 30, 2015, there has been no change to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect these controls.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2015, we entered into an agreement (the “Exchange Agreement”) with one of the holders of our Convertible Senior Notes, Zazove Associates, LLC (“Zazove”), to exchange up to $1,000,000 in aggregate principal amount of Convertible Senior Notes for shares of our common stock.  On March 12, 2015, we completed a test of the exchange mechanism contemplated by the Exchange Agreement and issued 12,833 shares of our common stock to Zazove, which extinguished $18,000 in principal amount of our Convertible Senior Notes, including accrued and unpaid interest thereon.  On May 15, 2015, we completed a second test of the exchange mechanism contemplated by the Exchange Agreement and issued 708 shares of our common stock to Zazove, which extinguished $1,000 in principal amount of our Convertible Senior Notes, including accrued and unpaid interest thereon.  The common stock issued to Zazove were issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended, contained in Section 3(a)(9) thereof.

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

4.1

Form of Amended and Restated Common Stock Purchase Warrant issued on April 21, 2015 (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 22, 2015).

4.2

Certificate of Designation of Preferences, Rights and Limitations of Series A 5% Convertible Preferred Stock, dated April 30, 2015 (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 30, 2015).

4.3	Warrant to Purchase Common Stock, dated April 30, 2015 (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 30, 2015).

10.1

Securities Purchase Agreement, executed April 30, 2015 and effective April 23, 2015, between ZaZa Energy Corporation and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.2

Registration Rights Agreement, dated April 30, 2015, between ZaZa Energy Corporation and Alpha Capital Anstalt.  (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.3

Amendment No. 8, dated April 21, 2015, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2015).

10.4

Amendment No. 9, dated April 23, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.5

Consent, dated May 27, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 29, 2015).

10.6

Consent, dated June 30, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2015).

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, dated June 30, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 1, 2015).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*                                         Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAZA ENERGY CORPORATION

August 14, 2015	By:	/s/ Todd A. Brooks
Todd A. Brooks
President and Chief Executive Officer (principal executive officer)

August 14, 2015	By:	/s/ Terry Hobbs
Terry Hobbs
Controller and Treasurer (principal financial officer)

August 14, 2015	By:	/s/ Charles Ngo
Charles Ngo
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

3.2	Amended and Restated Bylaws of ZaZa Energy Corporation (incorporated by reference to Exhibit 3.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed February 22, 2012).

4.1

Form of Amended and Restated Common Stock Purchase Warrant issued on April 21, 2015 (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 22, 2015).

4.2

Certificate of Designation of Preferences, Rights and Limitations of Series A 5% Convertible Preferred Stock, dated April 30, 2015 (incorporated by reference to Exhibit 4.1 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 30, 2015).

4.3	Warrant to Purchase Common Stock, dated April 30, 2015 (incorporated by reference to Exhibit 4.2 of ZaZa Energy Corporation’s Current Report on Form 8-K filed April 30, 2015).

10.1

Securities Purchase Agreement, executed April 30, 2015 and effective April 23, 2015, between ZaZa Energy Corporation and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.2

Registration Rights Agreement, dated April 30, 2015, between ZaZa Energy Corporation and Alpha Capital Anstalt.  (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.3

Amendment No. 8, dated April 21, 2015, to the Securities Purchase Agreement, dated February 21, 2012, among ZaZa Energy Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2015).

10.4

Amendment No. 9, dated April 23, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 30, 2015).

10.5

Consent, dated May 27, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 29, 2015).

10.6

Consent, dated June 30, 2015, to the Senior Secured Notes Purchase Agreement, dated February 21, 2012 among ZaZa Energy Corporation and the purchasers party thereto  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2015).

31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, dated June 30, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 1, 2015).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*                                         Filed or furnished herewith